Form 10-Q
period 2022-03-31
TANICO Inc.
filed 2022-05-13
CIK 1895939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-261643

TANICO INC.
(Exact name of registrant as specified in its charter)

Nevada	7371	37-2002382
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

Ms. Tatiana Feneva

President/Secretary

387 Whitby Shores Greenway, Whitby, Ontario L1N 9R6 Canada

Telephone: 775-404-0333

Fax: 775-302-8538

Email: tanico.inc@outlook.com

Website: tanico.ca

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐    No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 5, 2022
Common Stock: $0.001	6,150,000

2

PART I - FINANCIAL INFORMATION

Item1. Financial Statements (Unaudited)

Tanico Inc.

Quarter Ended March 31, 2022

Tanico Inc.

Balance Sheet

As of March 31, 2022 (unaudited) and September 30, 2021

	March 31, 2022	September 30, 2021
ASSETS

Current Assets
Cash	$17,494	$16,127
Prepayments	960	-
Total Current Assets	18,454	16,127
Total Assets	$18,454	$16,127

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Other Payable	$2,500	$6,500
Due to Related Party	16,164	12,032
Total Current Liabilities	18,664	18,532
Total Liabilities	18,664	18,532

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 5,760,000 and 5,000,000 shares issued and outstanding, respectively	5,760	5,000
Additional Paid in Capital	6,840	-
Accumulated deficit	(12,810)	(7,405)
Total Stockholders’ Equity (Deficit)	(210)	(2,405)
Total Liabilities and Stockholders’ Equity	$18,454	$16,127

The accompanying notes are an integral part of these financial statements.

Tanico Inc.

Statement of Operations

For the Three and Six Months ended March 31, 2022 (unaudited)

	Three months ended March 31, 2022 (unaudited)	Six months ended March 31, 2022 (unaudited)

REVENUE	$-	$-

EXPENSES
General and Administrative	19	170
Professional	3,035	5,235
Total Expenses	3,054	5,405

Loss from Operations	(3,054)	(5,405)

Income Tax Expense	-	-

NET LOSS AFTER TAX	$(3,054)	$(5,405)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Weighted-Average Number of Common Shares Outstanding	5,025,111	5,012,418

The accompanying notes are an integral part of these financial statements.

Tanico Inc.

Statement of Cash Flows

For Six months ended March 31, 2022 (unaudited)

Six months ended March 31, 2022 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(5,405)
Change in operating assets and liabilities:
Other payable	(4,000)
Net cash used in operating activities	(9,405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayment for acquisition of fixed asset	(960)
Net cash used in investing activities	(960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from related party loan	4,132
Proceeds from sale of common shares	7,600
Net cash provided by financing activities	11,732

Net increase (decrease) in cash	1,367

Cash, beginning of period	16,127
Cash, end of period	$17,494

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these financial statements.

Tanico Inc.

Statements of Shareholders’ Deficit

For the three and six months ended March 31, 2022 (unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance September 30, 2021	5,000,000	$5,000	-	$(7,405)	$(2,405)
Net Loss	-	-	-	(2,351)	(2,351)
	5,000,000	$5,000	-	$(9,756)	$(4,756)
Issuance of Common Shares for Cash	760,000	760	6,840	-	7,600
Net Loss	-	-	-	(3,054)	(3,054)
Balance March 31, 2022	5,760,000	$5,760	$6,840	$(12,810)	$(210)

The accompanying notes are an integral part of these financial statements.

Tanico Inc.

Notes to the Financial Statements

March 31, 2022 (Unaudited)

Note 1 - Organization and Business Operations

Tanico Inc. was incorporated in the State of Nevada on May 3, 2021. Our offices are located at 387 Whitby Shores Greenway, Whitby, ON Canada. The company will develop new type of computer games for the children ages 4 to 7. These games will encourage child intellectual development and provide parents with feedback on the progress of a child mental development. Our aim is to develop Tanico Inc. in phases. The first phase of development will focus on design solutions. The second phase will be further development of new gaming software solutions.

Note 2 - Summary of Significant Accounting Policies

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity (deficit) and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for the six months ended March 31, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form S-1 for the year ended September 30, 2021, filed with the Securities and Exchange Commission. The accompanying condensed financial statements have been prepared by the Company without audit. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2022 and for the related periods presented. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2022 and for the related periods presented.

Interim Financial Information

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements.  Interim results are not necessarily indicative of results for a full year.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.  These financial statements should be read in conjunction with the audited financial statements as of and for the year ended September 30, 2021, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented.  The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended September 30, 2021.

Fiscal Year-End

The Company elected September 30 as its fiscal year ending date.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were as follows:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair values because of the short maturity of these instruments.

Fair Value Measurements

The company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modelling inputs based on assumptions)

The Company has no assets or liabilities valued at fair value on a recurring basis.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash is held on deposit with a federally regulated bank, where the first $100,000 of the deposit funds are fully insured.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

The Company did not have any commitments or contingencies as of March 31, 2022.

Revenue Recognition

The Company adopted ASU 201409, Topic 606 on April 1, 2018, using the modified retrospective method. ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts.

The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The adoption of Topic 606 has no impact on the Company’s financials as the Company has not generated any revenues.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from May 3, 2021 (inception) through March 31, 2022.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the period from May 3, 2021 (inception) through March 31, 2022.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued, but not yet effective, accounting standards that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position and results of operations.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company is in a startup mode; it had an accumulated deficit from inception (May 3, 2021) to March 31, 2022 of $12,810 and working capital deficit of $210 at March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is devoting substantially all of its current efforts to establishing the business and its planned principal operations have not commenced. The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4– Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value $0.001 per share.

Common Stock

On July 5, 2021 the Company sold 5,000,000 shares of common stock to the President of the Company at $0.001 per share for $5,000 in aggregate for cash. In March 2022, Company has sold an additional 760,000 shares of Common Stock, par value of $0.001 per share, for the total aggregate proceeds of $7,600.

All shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

As of March 31, 2022 there were 5,760,000 total shares issued and outstanding.

Note 5– Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Tatiana Feneva	President
Maria Tomskaia	Treasurer

Related party loan

During the six months ended March 31, 2022, Ms. Tatiana Feneva, the President and a director of the Company, had advanced the Company $4,132 for working capital, received $0 from the Company as repayments. The loan is unsecured, non-interest bearing, and due on demand.

As of March 31, 2022 and September 30, 2021, the outstanding balance payable to Ms. Tatiana Feneva were $16,164 and $12,032, respectively.

Note 6 – Prepayments

There was computer equipment purchased for $960 on March 30, 2022, with expected delivery early April.

Note 7 – Income Tax Provision

Deferred Tax Assets

At March 31, 2022 the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $12,810 that may be offset against future taxable income through 2039. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $2,690 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is n/a as of March 31, 2022.

Components of deferred tax assets are as follows:

March 31, 2022

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$12,810
Effective tax rate	21%
Expected Income Tax Benefit from NOL Carry-Forward	2,690
Less: Valuation Allowance	(2,690)
Deferred Tax Asset, Net of Valuation Allowance	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

March 31, 2022

Federal statutory income tax rate	21.0%
Increase (reduction) in income tax provision resulting from:
Net Operating Loss (NOL) carry-forward	(21.0%)
Effective income tax rate	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has filed its corporation income tax return for the reporting period ended September 30, 2022, which will remain subject to examination by the Internal Revenue Service under the statute of limitations for a period of three (3) years from the date it is filed.

Note 8 – Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Subsequent to the date the financial statements were available to be issued. There was no other subsequent event that would require disclosure to or adjustment to the financial statements other than disclosed below.

On April 1, 2022, the company sold 90,000 common shares to Nadine Wager.

On April 2, 2022, the company sold 100,000 common shares to Aleksey Koscheev.

On April 14, 2022, the company sold 100,000 common shares to Ronald Zakkai.

On April 18, 2022, the company sold 100,000 common shares to Alexander Baranov

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this Prospectus, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our cash balance is $17,494 as of March 31, 2022. We believe our cash balance is not sufficient to fund our limited levels of operations for a prolonged period of time. We have been utilizing funds loaned to the Company by our President. She has no commitment, arrangement or legal obligation to advance or loan additional funds to the company. In order to implement our plan of operations for the next twelve-month period, we require a minimum of $25,000 (approximately $15,500 of which are legal and registration fees for a public company) of funding from this offering. Being a new startup company, we have very limited operating history. After twelve months period we may need additional financing, for which we currently don’t have any arrangements. 387 Whitby Shores Greenway, Whitby, Ontario L1N 9R6 Canada.

As of March 31, 2022, the total number of issued and outstanding shares was 5,760,000 and the Corporation’s stockholders’ equity was $12,600.

Our independent registered public accountant has issued a going concern opinion for September 30, 2021 Financial Statements. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have generated no revenue since inception and no significant revenue is anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

To meet our need for cash we are attempting to raise money from this offering. We believe that we will be able to raise enough money through this offering to expand our proposed operations, however there is no guarantee that we will stay in business after doing so. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

We are an “emerging growth company” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to: not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We have elected under this section of the JOBS Act to maintain our status as an emerging growth company and take advantage of the JOBS Act provisions relating to complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

Results of Operations for the Three and Six Months ended March 31, 2022

In the quarter ended March 31, 2022 our total operating expenses of $3,054 were comprised of professional fees of $3,035 and general and administrative expenses of $19.

For the six months ended March 31, 2022 our total operating expenses of $5,405 were comprised of professional fees of $5,235 and general and administrative expenses of $170.

We currently anticipate that our legal and accounting fees will increase over the next 12 months as a result of becoming a reporting company with the SEC, and will be approximately $15,500. We have prepared an internal business plan. We have not started our proposed business operations and do not expect to do so until approximately 180 days after we have completed this offering.

Activities to Date

A substantial portion of our activities to-date has been focused on developing a sound business plan. We have also established the company’s office. The Company continue conceptual games design and preparing for detailed design and formalizing business requirements.

Continue to work on Company website and presentation materials for prospective clients.

Since inception, we have issued 5,000,000 shares of common stock to our President and an additional 760,000 shares of common stock to other independent investors.

Plan of Operations

We anticipate that our legal and accounting fees will increase to $15,500 over the next 12 months as a result of becoming a reporting company with the SEC.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $18,454 of current assets and $18,664 of current liabilities. The working capital deficit of ($210) is insufficient for the Company to remain operational short-term.

Our negative cash flow per month is: $3,054/3=$1,018 (estimated based on the current period expenses). Based on this estimate and on current cash on hand we can sustain operations for 1.5 years ($17,494/$1,018~ = 17 months). This will changes as we are moving to the more active phase of our development

Since inception, we have issued 5,000,000 shares of common stocks to our President and Director, at a price of $0.001 per share, for aggregate value of $5,000. Our director provided $16,164 in operating loan to the company.

We are attempting to raise funds to proceed with our plan of operation. Our current cash on hand will be used to pay the fees and expenses of this offering. We will have to utilize funds advanced by our President and Director. However, she has no formal commitment, arrangement or legal obligation to loan funds to the company. To proceed with our operations for 12 months, we need a minimum of $25,000. We cannot guarantee that we will be able to sell all the shares required to satisfy our 12 months financial requirement. If we are successful, all funds raised will be applied to the items set forth in the Use of Proceeds section of this Prospectus. In the long term we may need additional financing. We do not currently have any arrangements for obtaining such additional financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

Going Concern Consideration

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt for the company to continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. If we sell at least 25% of the shares in the offering we believe that we will have the resources to operate for the next 12 months, including for the costs associated with becoming a publicly reporting company. The company anticipates to incur approximately $15,500 in legal and registration cost over the next 12 months.

Limited operating history and need for additional capital

We have no historical financial information upon which to base an evaluation of our performance. We are in start-up stages of operation and had limited revenue generated as of the date of this Prospectus. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

No report required.

Item 4. Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceeding

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No report required.

Item 3. Default Upon Senior Securities

No report required.

Item 4. Mine Safety Disclosures

No report required.

Item 5. Other Information

No report required.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley act of 2002

31.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350 as Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Whitby Ontario Canada on May 13, 2022.

TANICO INC.

By:	/s/ Tatiana Feneva
Name:	Tatiana Feneva
Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Tatiana Feneva
Tatiana Feneva	President, Secretary and Director (Principal Executive, Financial and Accounting Officer)	May 13, 2022

