Form 10-Q
period 2022-06-30
TANICO Inc.
filed 2022-08-15
CIK 1895939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Yes ☐      No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 15, 2022
Common Stock: $0.001	6,720,000

2

PART I - FINANCIAL INFORMATION

Item1.  Financial Statements (Unaudited)

Tanico Inc.

Quarter Ended June 30, 2022

Index to the Financial Statements

Contents	Page(s)

Balance Sheets as of June 30, 2022 (unaudited) and September 30, 2021 (audited)	F-1

Statements of Operations for the Three and Nine Months Ended June 30, 2022 and for the period from May 3, 2021 (inception) to June 30, 2021 (unaudited)	F-2

Statements of Cash Flows for the Nine Months Ended June 30, 2022 and for the period from May 3, 2021 (inception) to June 30, 2021 (unaudited)	F-3

Statements of Shareholders’ Deficit for the Three and Nine Months Ended June 30, 2022 and for the period from May 3, 2021 (inception) to June 30,2021 (unaudited)	F-4

Notes to the Financial Statements (unaudited)	F-5

3

Tanico Inc.
Balance Sheet As of June 30, 2022 (unaudited) and September 30, 2021

	June 30, 2022	September 30, 2021
ASSETS

Current Assets
Cash	$27,057	$16,127
Prepaids and other current assets	-	-
Total Current Assets	27,057	16,127
Non-Current Assets
Property, Plant & Equipment (net)	840	-
Total Non-Current Assets	840	-
Total Assets	$27,897	$16,127

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Other Payable	$2,500	$6,500
Deferred Revenue	5,000
Due to Related Party	16,814	12,032
Total Current Liabilities	24,314	18,532
Total Liabilities	24,314	18,532

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 6,550,000 and 5,000,000 shares issued and outstanding, respectively	6,550	5,000
Additional Paid-in Capital	13,950	-
Accumulated deficit	(16,917)	(7,405)
Total Stockholders’ Equity (Deficit)	3,583	(2,405)
Total Liabilities and Stockholders’ Equity	$27,897	$16,127

The accompanying notes are an integral part of these financial statements.

Tanico Inc. Statement of Operations For the Three and Nine Months ended June 30, 2022 And for the Period from May 3, 2021 (inception) to June 30, 2021 (unaudited)

	Three months ended June 30, 2022 (unaudited)	Nine months ended June 30, 2022 (unaudited)	May 3, 2021 (inception) to June 30, 2021 (unaudited)

REVENUE	$-	$-	$-

EXPENSES
General and Administrative	1,107	1,277	786
Professional	3,000	8,235	-
Total Expenses	4,107	9,512	786

Loss from Operations	(4,107)	(9,512)	(786)

Income Tax Expense	-	-	-

NET LOSS AFTER TAX	($4,107)	($9512)	($786)

Basic and Diluted Net Loss per Common Share	($0.00)	($0.00)	($0.00)

Weighted-Average Number of Common Shares Outstanding	6,260,989	5,428,608	-

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

For the Nine Months Ended June 30, 2022

And for the Period from May 3, 2021 (inception) to June 30, 2021 (unaudited)

	Nine Months Ended June 30, 2022 (unaudited)	May 3, 2021 (inception) to June 30, 2021 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	($9,512)	($786)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	120	-
Change in operating assets and liabilities:
Deferred revenue	5,000	-
Other Payable	(4,000)	-
Net cash used in operating activities	(8,392)	($786)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(961)	-
Net cash used in investing activities	(961)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from related party loan	4,783	1,960
Proceeds from sale of common shares	15,500	-
Net cash provided by financing activities	20,283	1,960

Net increase (decrease) in cash	10,930	1,174

Cash, beginning of period	16,127	-
Cash, end of period	$27,057	$1,174

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Tanico Inc. Statements of Shareholders’ Deficit For the three and nine months ended June 30, 2022 And for the Period from May 3, 2021 (inception) to June 30, 2021 (unaudited)
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance September 30, 2021	5,000,000	$5,000	-	$(7,405)	$(2,405)
Issuance of Common Shares for Cash	760,000	760	6,840	-	7,600
Net Loss	-	-	-	(5,405)	(5,405)
Balance March 31, 2022	5,760,000	5,760	6,840	(12,810)	(210)
Issuance of Common Shares for Cash	790,000	790	7,110	-	7,900
Net Loss	-	-	-	(4,107)	(4,107)
Balance June 30, 2022	6,550,000	$6,550	$13,950	$(16,917)	$3,583

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, May 3, 2021 (inception)	-	$-	$-	$-	$-
Net Loss	-	-	-	$(786)	$(786)
Balance, June 30, 2021	-	$-	$-	$(786)	$(786)

The accompanying notes are an integral part of these financial statements.

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

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity (deficit) and cash flows of the Company.  These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for the nine months ended June 30, 2022 are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form S-1 for the year ended September 30, 2021, filed with the Securities and Exchange Commission.  The accompanying condensed financial statements have been prepared by the Company without audit.  The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2022 and for the related periods presented.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2022 and for the related periods presented.

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

The Company did not have any commitments or contingencies as of June 30, 2022.

Revenue Recognition

The Company adopted ASU 201409, Topic 606 on April 1, 2018, using the modified retrospective method. ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts.

The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.  The company assesses these arrangements in accordance with Topic 606.

License rights of use subscription

The majority of the Company's revenue is expected to be generated from right of use access to gaming software for individual retail clients.  The generic software product can be used by a wide range of retail customers.

The performance obligation for retail clients is satisfied when the subscription period is expired.  Therefore, revenue is recognized over time.

Software modification

The Company may also provide software design and modifications for commercial clients based on special requests and contracts. The performance obligation for commercial clients is satisfied when the final product is delivered to a customer.

When the modifications are ordered by a commercial client, such product is specified by customer.  Should a commercial customer withdraw from the contract of a modified product, such product remains as the Company’s property; it could be potentially resold to another party in due course without limitations.

The Company requires a 100% prepayment for commercial product modifications.  The prepayment is recognized as a contract liability under deferred revenue. A partially completed project where the Company is at fault requires a full money repayment to the customer. When partially completed project is terminated at the discretion of customer where the Company is not at fault , no prepayment refund is issued.

Revenue for software modification and development for commercial clients is recognized at a point in time, coincides with the delivery of a final product to the customer.

The Company identified the following material promises under the contract with Tal Sol Energy Ltd for the delivery of developing gaming software with future modifications to meet client’s needs.  This contract contains no refund provision.  The Company further concluded that the up-front payment of $5,000 constituted the entirety of the consideration to be included in the transaction price, which was recognizes as a contract liability under deferred revenue for the quarter ended June 30, 2022.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from May 3, 2021 (inception) through June 30, 2022.

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

There were no potentially dilutive common shares outstanding for the period from May 3, 2021 (inception) through June 30, 2022.

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

As reflected in the financial statements, the Company is in a startup mode; it had an accumulated deficit from inception (May 3, 2021) to June 30, 2022 of $16,917 and a modest working capital surplus of $2,743 at June 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Common Stock

On July 5, 2021 the Company sold 5,000,000 shares of common stock to the President of the Company at $0.001 per share for $5,000 in aggregate for cash.  In March 2022, Company has sold an additional 760,000 shares of Common Stock, par value of $0.001 per share, for the total aggregate proceeds of $7,600.  For the period April 1, 2022 to June 30, 2022 the Company sold 790,000 shares of Common Stock, par value $0.001 per share for the total aggregated price of $7,900.

All shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

As of June 30, 2022 there were 6,550,000 total shares issued and outstanding.

Note 5– Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Tatiana Feneva	President

Related party loan

During the nine months ended June 30, 2022, Ms. Tatiana Feneva, the President and a director of the Company, had advanced the Company $4,782 for working capital, received $0 from the Company as repayments.

During the period from May 3, 2021 (inception) to June 30, 2021, Ms. Tatiana Feneva had advanced the Company $1,960 for working capital, received $0 from the Company as repayments.

As of June 30, 2022 and September 30, 2021, the outstanding balance payable to related party were $16,814 and $12,032, respectively. The loan is unsecured, non-interest bearing, and due on demand.

Note 6 – Deferred Revenue

Company received $5,000 as an advance receipt  towards the design of gaming software for Tal Sol Energy Ltd.  This sale contract does not contain any refund provision.

Note 7 – Income Tax Provision

Deferred Tax Assets

At June 30, 2022 the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $16,917 that may be offset against future taxable income through 2039.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $3,553 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The current valuation of tax allowance is n/a as of June 30, 2022.

Components of deferred tax assets are as follows:

June 30, 2022

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$16,917
Effective tax rate	21%
Expected Income Tax Benefit from NOL Carry-Forward	3,553
Less: Valuation Allowance	(3,553)
Deferred Tax Asset, Net of Valuation Allowance	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

June 30, 2022

Federal statutory income tax rate	21.0%
Increase (reduction) in income tax provision resulting from:
Net Operating Loss (NOL) carry-forward	(21.0%)
Effective income tax rate	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has filed its corporation income tax return for the reporting period ended September 30, 2021, which will remain subject to examination by the Internal Revenue Service under the statute of limitations for a period of three (3) years from the date it is filed.

Note 8 – Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Subsequent to the date the financial statements were available to be issued. There was no other subsequent event that would require disclosure to or adjustment to the financial statements other than disclosed below.

On July 5, 2022, the company sold 70,000 common shares to Andrejs Macevics for the total proceeds of $700.00.

On July 15, 2022, the company sold 100,000 common shares to Raphael Maurice for the total proceeds of $1,000.00.

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

Our cash balance is $27,057 as of June 30, 2022.  We believe our cash balance is not sufficient to fund our limited levels of operations for a prolonged period of time.  We have been utilizing funds loaned to the Company by our President.  She has no commitment, arrangement or legal obligation to advance or loan additional funds to the company.  In order to implement our plan of operations for the next twelve-month period, we require a minimum of $25,000 (approximately $15,500 of which are legal and registration fees for a public company) of funding from this offering.  Being a new startup company, we have very limited operating history.  After twelve months period we may need additional financing, for which we currently don’t have any arrangements.  387 Whitby Shores Greenway, Whitby, Ontario L1N 9R6 Canada.

As of June 30, 2022, the total number of issued and outstanding shares was 6,550,000 and the Corporation’s stockholders’ equity was $20,500.

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

Results of Operations for the Three and Nine Months ended June 30, 2022

In the quarter ended June 30, 2022 our total operating expenses of $4,107 were comprised of professional fees of $3,000 and general and administrative expenses of $1,107.

For the nine months ended June 30, 2022 our total operating expenses of $9,512 were comprised of professional fees of $8,235 and general and administrative expenses of $1,277.

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

Since inception, we have issued 5,000,000 shares of common stock to our President and an additional 1,550,000 shares of common stock to other independent investors.

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had $27,057 of current assets and $24,314 of current liabilities.  The modest working capital surplus of $2,743 is insufficient for the Company to remain operational short-term.

Our negative cash flow per month is: $4,107/3=$1,369 (estimated based on the current period expenses).  Based on this estimate and on current cash on hand we can sustain operations for ~1.6 years ($27,057/$1,369).  This will change as we are moving to the more active phase of our development

Since inception, we have issued 5,000,000 shares of common stocks to our President and Director, at a price of $0.001 per share, for aggregate value of $5,000.  Additionally we have issued 1,550,000 shares of common stock to other investors for an aggregated value of $20,500.  Our Director provided $16,814 in operating loan to the company.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Whitby Ontario Canada on August 15, 2022.

TANICO INC.

By:	/s/ Tatiana Feneva
Name:	Tatiana Feneva
Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Tatiana Feneva
Tatiana Feneva	President, Secretary and Director (Principal Executive, Financial and Accounting Officer)	August 15, 2022

