Form 10-K
period 2022-09-30
TANICO Inc.
filed 2022-12-23
CIK 1895939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

Commission File No. 333-261643

TANICO INC.
(Exact name of registrant as specified in its charter)

Nevada	37-2002382
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

387 Whitby Shores Greenway, Whitby, ON	L1N 9R6 Canada
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 1-775-404-0333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common

Indicate by checkmark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for completing with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of March 31, 2022 the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to March 31, 2022, was $6,600.00.

As of December 23, 2022, the registrant had 8,005,000 shares of common stock issued and outstanding.

No market value has been computed based upon the fact that no active trading market has been established as of December 23, 2022.

PART I

Item 1. Business

Overview

TANICO INC. has been incorporated on May 3, 2021 in the State of Nevada. We have never been involved in any reclassification, merger, consolidation, purchase or sale of a significant amount of assets, nor have we ever declared bankruptcy, been in receivership, or been involved in any legal action or proceedings. Since incorporation, management has developed a detailed business plan to provide customers with unique and innovative solution for their needs.

Products/Services

Description of Product or Services

TANICO INC. is a new company that develops children's games that can provide valuable feedback to parents about child psychological well-being and early detection of any potential problems of psychological development. In the modern world, parents do not have enough time and experience to identify potentially dangerous psychological deviation in child behavior on early-stage (during early years of child development) and address it adequately.

The games we develop will generate specific situations and monitor the child's reaction. Multiple consecutive steps allow seeing some repeating patterns and trends. There are different types of games for each age, although by analyzing children's skills and intellectual abilities, the level of the games will adjust automatically. No personal data is stored on our gaming servers. Each account is only associated with parents’ email and/or with unique id number and password. Account is optional and is only necessary if parents would like to receive feedback. Parents will receive feedback regularly. In case of early problems, they will receive a recommendation to see a professional help for their child.

With parents’ consent we can provide data to help professional child psychologists to conduct long-term monitoring of child behavior and receive more information about child mental development. The psychologists can provide their valuable input on what game scenarios can identify different behavior patterns.

Target Market and Clients/potential Clients

Our target market is any family with preschool children age 4 to 7 years old, also professional child psychologists who wants with parents’ permission to monitor child behavior on a long-term basis.

During Phase 1 (initial stage) software development (online gaming, smart devices – smart phone, notepads etc.)

In Phase 2 – deployment, google play, apple, hosting gaming website.

Phase 3 business development.

Source of revenue

We have identified three main marketing client groups associated with the various streams of revenue:

Source #1 – Parents, for small subscription fee they can insure those children grow healthy and happy

Source #2 – Professional psychologists’ community, using our games for monitoring children with psychological deviations, for medical research.

The main target customer group will be parents. Today several billion people use personal computers or other internet enabled devices. Capturing a small sector of this user population could allow us to sell our products at a very attractive and affordable price.

Marketing Strategy

Our marketing strategy is to use inexpensive and widely available advertising vehicles such as

1.	The company website

2.	YouTube

3.	Social Networks (Facebook, LinkedIn, Twitter etc.)

If we can obtain more financial resources, we can include Google advertising offers.

To increase customer interest in our products we can provide a free product trial for a fixed period of time.

Another option is to provide light version of our application for free and to offer more security and functionality in a full edition version.

The pricing of our products will be inexpensive allowing to penetration of a wider customer base.

Sources and Availability of Products and Supplies

We do not depend on any suppliers or specific products.

Dependence on One or a Few Major Customers

Our target market is mostly retail customers so we do not have any dependencies on one or a few major customers.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

There are no inherent factors or circumstances associated with this industry, or any of the products or services that we expect to be providing that would give rise to any patent, trademark or license infringements or violations. We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

Out web domain and IP address as well as company information will be protected by our domain host.

We do not own, either legally or beneficially, any patents or trademarks.

Governmental and Industry Regulations

The company upon implementing its business plan expects to be in compliance with U.S. federal laws, including the U.S. Privacy Act of 1974, Health Insurance Portability and Accountability Act of 1996, Children's Online Privacy Protection Act of 1998 (COPPA), 1999 Gramm-Leach Bliley Act that protects the rights and data of U.S. consumers, patients, minors and others.

The Nevada state laws (Nevada Revised Statutes – NRS)

CHAPTER 603A - SECURITY AND PRIVACY OF PERSONAL INFORMATION

SECURITY OF INFORMATION MAINTAINED BY DATA COLLECTORS AND OTHER BUSINESSES

State of Nevada Online Privacy Policy - Effective Date 11/25/02 | 3.03 B.

We will also be subject to common business and tax rules and regulations pertaining to the normal business operations.

Research and Development Activities and Costs

We are capitalizing on prior scientific research and development that was done by our President and Director and have not yet spent any money on R&D. Once this offering is completed, we will have resource to continue our R&D program.

Compliance with Environmental Laws

Our operations are not subject to any environmental laws.

Facilities

We do not own or rent facilities of any kind. We conduct our operations from the facilities that our President provides to us free of charge.

Employees

We have only commenced limited operations and currently have no employees other than managing officers. Our President Ms. Tatiana Feneva spends approximately 20 hours per week on our business and our treasurer Ms. Maria Tomskaia devotes up to 12 hours per week to company’s operations.

Description Of Property

We do not currently own any real property of any kind.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real estate or other properties.

Item 3. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties.  As of the date of this Year-End Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There has been no market for our securities.  Our common stock is not traded on any exchange or on the over-the-counter market.  After the effective date of the registration statement relating to this prospectus, we hope to have a market maker file an application with the Financial Industry Regulatory Authority (“FINRA”) for our common stock to be eligible for trading on the OTCQB or another quotation board.  We do not yet have a market maker who has agreed to file such application.  There is no assurance that a trading market will develop, or, if developed, that it will be sustained.  Consequently, a purchaser of our common stock may find it difficult to resell the securities offered herein should the purchaser desire to do so when eligible for public resale.  As of September 30, 2022, no shares of our common stock have traded.

Number of Holders

As of September 30, 2022, the 7,475,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended September 30, 2022.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our cash balance was $33,294 as of September 30, 2022.  We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time.  We have been utilizing funds received from our President and Director from the purchase of shares.  She has no commitment, arrangement or legal obligation to advance or loan funds to the company.  In order to implement our plan of operations for the next twelve-month period, we require a minimum of $25,000 (approximately $15,000 of which are legal and registration fees for a public company) of funding from this offering.  Being a development stage company, we have very limited operating history.  After twelve months period we may need additional financing, for which we currently don’t have any arrangements.

Our independent registered public accountant has issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  For the year ended September 30, 2022 we have incurred a loss of $18,173 with total accumulated deficit of $25,578; no significant revenue is anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

To meet our need for cash we are attempting to raise money from this offering.  We believe that we will be able to raise enough money through this offering to expand our proposed operations, however there is no guarantee that we will stay in business after doing so.  At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

We are an “emerging growth company” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to: not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved.  In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Results of Operations for the year ended September 30, 2022

For fiscal year ended September 30, 2022, we have not generated any revenue; same was the case for the period from May 3, 2021 (inception) to September 30, 2021.

For fiscal year ended September 30, 2022, our operating expenses were comprised of professional fees of $16,735 and general and administrative expenses of $1,438 as compared with $6,535 of professional fees and $870 in general and administrative expenses for the period from May 3, 2021 (inception) to September 30, 2021.

For the year ended September 30, 2022, cash used in operations was $11,433 compared with $905 for period from May 3, 2021 (inception) to September 30, 2021.  Difference YoY due to higher audit and legal fees paid in current year.

For the year ended September 30, 2022, cash used in investing activities was $961, associated with the purchase of computer equipment.

For the year ended September 30, 2022, cash generated from financing activities was $29,561 compared with $17,032 for the period from May 3, 2021 (inception) to September 30, 2021.  Difference YoY is primarily due to proceeds from sale of common shares.

To date we have sold 7,475,000 shares of common stock.

Activities to Date

A substantial portion of our activities to date focused on becoming a reporting public company to raise more capital to finance our business activities. Our President has also developed Plan of Operations. We have established the company office and provided information session and consulting about our services to one prospective customer.

Plan of Operations

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Material Commitments

As of the date of this Annual Report, we do not have any material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Liquidity and Capital Resources

As of September 30, 2022, the Company had $33,294 cash and current liabilities of $29,843 as compared with $16,127 of cash and $18,532 of current liabilities as of September 30, 2021.  The net operating capital of the Company is not sufficient for the Company to remain operational long-term.

Since inception, Ms. Tatiana Feneva purchased 5,000,000 common shares.  Our president and director also provided $16,843 long term loan to the company (non-interest bearing with no fixed term of repayment).

To meet our need for cash we are attempting to raise money through this Offering. We believe that we will be able to raise enough money through this Offering to expand our operations; however, there is no guarantee that business sustains long term. At the present time, we have not made any arrangements to raise additional cash, other than through this Offering.

We are an "emerging growth company" as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to: not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected under this section of the JOBS Act to maintain our status as an "emerging growth company" and take advantage of the JOBS Act provisions relating to complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

Going Concern Consideration

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital.  The Company’s cash position may not be sufficient to support its daily operations.  No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. If we sell at least 25% of the shares in the offering we believe that we will have the resources to operate for the next 12 months, including for the costs associated with becoming a publicly reporting company.  The company anticipates over the next 12 months the cost of being a reporting public company will be approximately $15,000.

Limited operating history and need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Tanico Inc. September 30, 2022 Index to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Tanico Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tanico Inc. (the Company) as of September 30, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for the years in the period ended September 30, 2022 and from May 3, 2021 (Inception) to September 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the year in the period ended September 30, 2022 and from May 3, 2021 (Inception) to September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a start-up company and had incurred substantial losses during the year and limited working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The Critical Audit Matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates. We determined that there are no critical audit matters.

/s/ JLKZ CPA LLP

We have served as the Company’s auditor since 2021.

JLKZ CPA LLP. (PCAOB ID 6519)

Flushing, New York

December 21, 2022

Tanico Inc.
Balance Sheet As of September 30, 2022 and September 30, 2021

	September 30, 2022	September 30, 2021
ASSETS

Current Assets
Cash	$33,294	$16,127
Total Current Assets	33,294	16,127
Non-Current Assets
Property, Plant & Equipment (net)	721	-
Total Non-Current Assets	721	-
Total Assets	$34,015	$16,127

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Other Payable	$8,000	$6,500
Deferred Revenue	5,000
Due to Related Party	16,843	12,032
Total Current Liabilities	29,843	18,532
Total Liabilities	29,843	18,532

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 7,475,000 and 5,000,000 shares issued and outstanding, respectively	7,475	5,000
Additional Paid-in Capital	22,275	-
Accumulated deficit	(25,578)	(7,405)
Total Stockholders’ Equity (Deficit)	4,172	(2,405)
Total Liabilities and Stockholders’ Equity	$34,015	$16,127

The accompanying notes are an integral part of these financial statements.

Tanico Inc. Statement of Operations For the Year Ended September 30, 2022 and for the period from May 3, 2021 (inception) to September 30, 2021

	September 30, 2022	From May 3, 2021 (inception) to September 30, 2021

REVENUE	$-	$-

EXPENSES
General and Administrative	1,438	870
Professional	16,735	6,535
Total Expenses	18,173	7,405

Loss from Operations	(18,173)	(7,405)

Income Tax Expense	-	-

NET LOSS AFTER TAX	$(18,173)	$(7,405)

Basic and Diluted Net Loss per Common Share	$0.00	$0.00

Weighted-Average Number of Common Shares Outstanding	5,783,644	2,913,907

The accompanying notes are an integral part of these financial statements.

Tanico Inc. Statement of Cash Flows For the Year Ended September 30, 2022 and for the period from May 3, 2021(inception) to September 30, 2021

	September 30, 2022	May 3, 2021 (inception) - September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(18,173)	$(7,405)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	240
Change in operating assets and liabilities:
Deferred revenue	5,000
Other payable	1,500	6,500
Net cash used in operating activities	(11,433)	(905)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(961)	-
Net cash used in investing activities	(961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from related party loan	4,811	12,032
Proceeds from sale of common shares	24,750	5,000
Net cash provided by financing activities	29,561	17,032

Net increase (decrease) in cash	17,167	16,127

Cash, beginning of period	16,127	-
Cash, end of period	$33,294	16,127

Supplemental disclosure of cash flow information
Cash paid for
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

Tanico Inc. Statements of Shareholders’ Equity For the Year Ended September 30, 2022 and for the period from May 3, 2021 (inception) to September 30, 2021

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance September 30, 2021	5,000,000	$5,000		$(7,405)	$(2,405)
Net Loss				(18,173)	(18,173)

Issuance of Common Shares for Cash	2,475,000	2,475	22,275		24,750

Balance September 30, 2022	7,475,000	$7,475	$22,275	$(25,578)	$4,172

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance May 3, 2021 (inception)	-	-		-	-
Net Loss				$(7,405)	$(7,405)

Issuance of Common Shares for Cash	5,000,000	$5,000	-		5,000

Balance September 30, 2021	5,000,000	$5,000	-	$(7,405)	$(2,405)

The accompanying notes are an integral part of these financial statements.

Tanico Inc.

Notes to the Financial Statements

September 30, 2022

Note 1 - Organization and Operations

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

Note 2 - Significant and Critical Accounting Policies and Practices

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimate(s) and assumption(s) affecting the financial statements was (were):

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

The Company did not have any commitments or contingencies as of September 30, 2022 and 2021.

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

When the modifications are ordered by a commercial client, such product is specified by the customer.  Should a commercial customer withdraw from the contract of a modified product, such product remains as the Company’s property.

The product is not controlled by the buyer until it is fully completed in a usable stage, where the buyer does not simultaneously receive and consume the economic benefits of the product or services provided.  Such a product could be potentially resold to another party in due course without limitations; however, the Company may need to incur some additional cost for the rework of the product or some revenue loss on the resale of the asset to another customer.

The Company requires a 100% prepayment for commercial product modifications.  The prepayment is recognized as a contract liability under deferred revenue. A partially completed project where the Company is at fault requires a full money repayment to the customer. When partially completed project is terminated at the discretion of customer where the Company is not at fault, no prepayment refund is issued.

Revenue for software modification and development for commercial clients is recognized at a point in time, coincides with the delivery of a final product to the customer.

The Company identified the material promises under the contract with Tal Sol Energy Ltd for the delivery of developing gaming software with future modifications to meet client’s needs.  This contract contains no refund provision.  The Company further concluded that the up-front payment of $5,000 constituted the entirety of the consideration to be included in the transaction price, which was recognizes as a contract liability under deferred revenue for the year ended September 30, 2022.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended September 30, 2022.

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

There were no potentially dilutive common shares outstanding for the period from May 3, 2021 (inception) through September 30, 2022.

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

As reflected in the financial statements, the Company is in a startup mode; it had an accumulated deficit for the year ended September 30, 2022 of $25,578 and a modest working capital surplus of $3,451 at September 30, 2022.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is devoting substantially all of its current efforts to establish the business and its planned principal operations have not fully commenced. The Company is attempting to expand operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to continue operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Stockholder's Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

On July 5, 2021 the Company sold 5,000,000 shares of common stock to the President of the Company at $0.001 per share for $5,000 in aggregate for cash.

For the period from March 25, 2022 to September 30, 2022 Company has sold an additional 2,475,000 shares of Common Stock, par value of $0.001 per share, for the total aggregate proceeds of $24,750, at the selling price of $0.01 per share.

All shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

As of September 30, 2022, there were 7,475,000 total shares issued and outstanding.

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Tatiana Feneva	President

Related party loan

During the year ended September 30, 2022, Ms. Tatiana Feneva, the President and a director of the Company, had advanced the Company $4,811 for working capital, received $0 from the Company as repayments.

During the period from May 3, 2021 (inception) to September 30, 2021, Ms. Tatiana Feneva had advanced the Company $12,032 for working capital, received $0 from the Company as repayments.

As of September 30, 2022 and September 30, 2021, the outstanding balance payable to related party were $16,843 and $12,032 respectively.  The loan is unsecured, non-interest bearing, and due on demand.

Note 6 – Deferred Revenue

The Company received $5,000 as an advance towards the design of gaming software for Tal Sol Energy Ltd.  This sale contract does not contain any refund provision. The contract includes conceptual designed; gaming logic design and Gaming logic design to be delivered on October 12, 2022.  If the Software design as delivered does not conform with the Specifications, the Client shall within 30 days of the Delivery Date notify the Developer in writing of the ways in which it does not conform with the Specifications. The Developer agrees that upon receiving such notice, it shall make reasonable efforts to correct any non-conformity.

Note7 – Concentrations, Risk and Uncertainties

Geography:

The Company maintains its head office in Canada and operating in Canada, thus representing a foreign business operation.

Client Concentration:

Our target market is mostly retail customers. Occasionally, the Company may provide consulting or project services to other companies and organizations.

The Company has completed one project for a commercial company for one customer for the year ended September 30, 2022.  We do not have any other pending contracts with this particular customer or any other customers.

Note 8 – Income Tax Provision

Deferred Tax Assets

At September 30, 2022, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $25,578 that may be offset against future taxable income through 2039.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $5,371 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The current valuation of tax allowance is n/a as of September 30, 2022.

Components of deferred tax assets are as follows:

September 30, 2022
Net deferred tax assets – Non-current:
Net operating income (loss) carry forward	$25,578
Effective tax rate	21%
Expected income tax benefit from NOL carry-forwards	5,371
Less valuation allowance	(5,371)
Deferred tax assets, net of valuation allowance	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the year ended September 30, 2022
Federal statutory income tax rate	21.0%
Increase (reduction) in income tax provision resulting from:
Net operating loss (“NOL”) carry-forwards	-21.0%
Effective income tax rate	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has filed its corporation income tax return for the reporting period ended September 30, 2022, which will remain subject to examination by the Internal Revenue Service under the statute of limitations for a period of three (3) years from the date it is filed.

Note 9 – Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Subsequent to the date the financial statements were available to be issued there were no other subsequent events that would require disclosure to or adjustment to the financial statements other than those disclosed below.

On October 24, 2022, the company sold 75,000 common shares to Fedelita Amor and 65,000 common shares to Andrea Cacabelos for the total proceeds of $1,400.00.

On October 26, 2022, the company sold 80,000 common shares to Michael Botros and 70,000 common shares to Rima Al Marbushy for the total proceeds of $1,500.00.

On October 27, 2022, the company sold 90,000 common shares to Armand Rochkovski for the total proceeds of $900.00.

On October 28, 2022, the company sold 80,000 common shares to Abelaine Cacabelos and 70,000 common shares to Sherwin Cacabelos for the total proceeds of $1,500.00.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2022. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022, based on the framework in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of September 30, 2022.  JLKZ CPA LLP, an independent registered public accounting firm express no opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

No report required.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following are biographical summaries and a description of the business experience of those individuals who serve as executive officers and directors of Tanico Inc.

Name	Age	Position

Tatiana Feneva	49	President, Secretary, Chief Executive Officer and member of the Board of Directors.

Maria Tomskaia	28	Treasurer

Biographical Information and Background of officer and director

Tatiana Feneva – President and Director

Ms. Tatiana Feneva has been our President, Secretary, and a member of the Board of Directors since our inception on May 3, 2021.

EDUCATION

Yaroslavl University - Yaroslavl, Russia (1995) - Master’s Degree in Child Psychology

Ryerson University, Toronto (2006) - Human Resources Management

ACCOMPLISHMENTS

•	Developed and implemented an ongoing diagnostic program for children age 5 to 12 years old
•	Developed and implemented programs for behavioral adjustment of children
•	Published two programs on memory and attention development in educational trade publications in 1998
•	Developed and implemented a 360-degree evaluation tool used by teachers, students and management

***************************************************

SKILLS:

•	Extensive knowledge of Child Psychology and Child Development
•	Ability to deal with children with social, emotional and behavioral problems
•	Strong analytical and problem-solving skills developed through academic and work experience
•	Planning and organizing skills cultivated through conducting research for work projects and university assignments

***********************************************************************

PROFESSIONAL EXPERIENCE

MAURICE ROOFING LTD - April 2010 – present

Oshawa, ON

Office Manager

•	Maintain all new and existing employee files to ensure documentation is current and confidentiality is preserved.
•	Prepare and deliver training programs to employees.
•	Enter and update the benefits administration system data and liaise between employees and service providers to resolve issues and concerns.
•	Provide data entry for Account Payable, Account Receivable and Payroll systems.
•	Respond to routine questions regarding company policies and procedures and perform additional administrative support, as required, to assist in the smooth operation of the company.

Whitby, ON Child Care Provider      Jan 2003 – March 2010

•	Interact with and guide children through a variety of individual and group activities aimed at developing social, physical, emotional and cognitive skills
•	Set up and maintain a safe, clean, well-organized child care environment
•	Systematically observe children and identify their needs
•	Constantly experiment and modify the environment to meet the perceptions of each child’s needs and interests
•	Help children develop the kindness, courtesy, and self-discipline

Pomorskiy University - Aug 1995- Apr 2000

Naryan-Mar, Russia

Psychologist

•

Collaborated extensively with parents, teachers, administrators, and community agencies to identify students’ needs through evaluation of academic skills, intellectual function, emotional development, social adjustment, learning environment, and school climate

•

Provided individual and group counseling and training to children and families on a full range of human issues from behavioral noncompliance to sexual abuse to achieve more effective personal, and social development and adjustment

•	Applied psychological theory and principles regarding students’ behavior and mental processes such as learning, memory, perception, and language development
•	Developed lessons and lectured on Educational Psychology, Child Psychology and Child Development
•	Organized and conducted psychological seminars and conferences for students, teachers, and management
•	Demonstrated innovative interest in synthesizing information to formulate hypotheses and experimental designs, conduct studies and publish research papers

The specific experience, qualifications, attributes, and skills led to the appointment of Ms. Tatiana Feneva as our President.

Maria Tomskaia - Treasurer

Ms. Maria Tomskaia has been our Treasurer since July 4, 2021.

Ms. Tomskaia schedule currently allows her to spend up to 12 hours per week on company’s operations. He indicates willingness to devote more of her time and resources as our business grows.

WORK EXPERIENCE

Freelance graphic designer 2019 - present (https://mariatomski.carbonmade.com/)

Shop Technician at MindWarpFX, Scarborough, Ontario Summer 2019

•	Makeup Fx technician & fabricator for various productions including: Amazon Prime's The Boys - Season 2 & Saw 9 - The Organ Donor

Freelance Prosthetic & Beauty Makeup Artist, Toronto, Ontario May 2017- present

•	Beauty makeup for short films
•	Wedding & commercial makeup
•	Custom creature makeups
•	Trauma prosthetics for individual clients

Animator and Brand Marketing for Treemarc, Toronto, Ontario May - August 2017

•	Lead developer of branding and advertising for a startup company
•	Responsible for designing and animating digital storefront
•	Created a series of 2D animations

EDUCATION AND QUALIFICATIONS

Bachelor of Animation at Sheridan College	2013-2017
Advanced Figure Drawing with Brian Hladin	2016
Analytical Life Drawing at CGMA Online Academy	2015
Animation 1 at Studio Technique Online Academy	2014
Introduction to Zbrush	2014
Art Fundamentals Diploma	2013

SKILLS

•	Stop motion set design
•	Digital sculpting techniques
•	2D & 3D animation & digital compositing
•	Stop-motion puppet fabrication & animation
•	Extensive anatomical knowledge

ACHIEVMENTS

•	Completed solo short stop-motion film "Reflection" at Sheridan College
•	"Reflection" screened at Ottawa International Animation Festival, Festival Stop Motion Montreal & Official Selection at Berlin Flash Film Festival
•	Apprentice with Maxim Grunin, MFA

During the past ten years, Ms. Tatiana Feneva and Ms. Maria Tomskaia have not been the subject of any the following events:

1.	Any bankruptcy petition filed by or against any business of which either were a general partner or executive Officer either at the time of the bankruptcy or within two years prior to that time;
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding;
3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting either Ms. Tatiana Feneva or Ms. Maria Tomskaia involvement in any type of business, securities or banking activities;

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board of Directors

Our Bylaws provide that the Board of Directors shall consist of at least one member, and that our shareholders shall determine the number of Directors from time to time. Each Director serves a term expiring at the next annual shareholders meeting and until his successor is elected and qualified, or until his resignation, removal from office, or death.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert.” As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of Directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, such functions that would have been performed by such committees are performed by our President. Thus, there is an inherent conflict of interest.

Director Independence

As of September 30, 2022 we do not have any independent Directors.

Significant Employees

We have no significant employees other than the executive Officers described earlier.

Audit Committee

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors.  Nor do we have an audit committee “financial expert.”  As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of Directors.

Item 11. Executive Compensation.

The members of our Board of Directors are not compensated for their services. The Board has not implemented a plan to award options to any Directors. There are no contractual arrangements with any member of the Board of Directors. We have no Director's service contracts in place.

Since our incorporation on May 3, 2021, we have not compensated and have no arrangements to compensate our President Ms. Tatiana Feneva for her services. However, we anticipate that Ms. Tatiana Feneva will receive compensation from the Company once cash flow that we generate from operations significantly exceeds our total expenses. We have not granted any stock options to Ms. Tatiana Feneva; there are no stock option, retirement, pension, or profit-sharing plans for the benefit of Ms. Tatiana Feneva; we have not entered into any employment or consulting agreements with Ms. Tatiana Feneva. However, as President of the company Ms. Tatiana Feneva has the power to set her own compensation.

The following table sets forth the compensation paid by us for the period from inception until September 30, 2021 and 2022 and subsequent thereto, for our President and Treasurer.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation addresses all compensation awarded to, earned by, or paid to our named executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tatiana Feneva (President)	2021	0	0	0	0	0	0	0	0
Tatiana Feneva (President)	2022	0	0	0	0	0	0	0	0
Maria Tomskaia (Treasurer)	2021	0	0	0	0	0	0	0	0
Maria Tomskaia (Treasurer)	2022	0	0	0	0	0	0	0	0

Change of Control

As of September 30, 2022, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides certain information regarding the ownership of our common stock, as of September 30, 2022 and as of the date of the filing of this annual report by:

•	Each of our executive officers;
•	Each director;
•	Each person known to us to own more than 5% of our outstanding common stock; and
•	All of our executive officers and directors and as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Tatiana Feneva (President and Director)	5,000,000 shares of common stock	67%
Common Stock	Maria Tomskaia (Treasurer)	100,000 shares of common stock	1.34%

The percent of class is based on 7,475,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended September 30, 2022, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accounting Fees and Services.

During fiscal year ended September 30, 2022, we incurred $13,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements and tax advisory services.  Audit fees incurred during financial period from May 3, 2021 (inception) to September 30, 2021 were $6,500.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1. Financial Statements

The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “Consolidated Financial Statements and Supplementary Data.”

2. Financial Statement Schedules.

All Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in this report.

(b). Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of and incorporated by reference in this Form 10-K.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	TANICO INC.

By:	/s/ TATIANA FENEVA
Tatiana Feneva President and Chief Executive Officer and Chief Financial Officer

Date	December 23, 2022

