Form 10-Q
period 2022-12-31
TANICO Inc.
filed 2023-02-06
CIK 1895939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Ms. Tatiana Feneva

President/Secretary

387 Whitby Shores Greenway, Whitby, ON L1N 9R6 Canada

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

Yes ☐  No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 6, 2023
Common Stock: $0.001	8,005,000

2

PART I - FINANCIAL INFORMATION

Item1.  Financial Statements (Unaudited)

Tanico Inc.

Quarter Ended December 31, 2022

3

Tanico Inc.
Balance Sheets As of December 31, 2022 (unaudited) and September 30, 2022

	December 31, 2022	September 30, 2022
ASSETS

Current Assets
Cash	$29,584	$33,294
Prepaids and other current assets	-	-
Total Current Assets	29,584	33,294
Non-Current Assets
Property, Plant & Equipment (net)	601	721
Total Non-Current Assets	601	721
Total Assets	$30,185	$34,015

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Other Payable	$2,599	$8,000
Deferred Revenue	-	5,000
Due to Related Party	17,035	16,843
Total Current Liabilities	19,634	29,843
Total Liabilities	19,634	29,843

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, and 8,005,000 (7,475,000) shares issued and outstanding, respectively	8,005	7,475
Additional Paid-in Capital	27,045	22,275
Accumulated deficit	(24,499)	(25,578)
Total Stockholders’ Equity (Deficit)	10,551	4,172
Total Liabilities and Stockholders’ Equity	$30,185	$34,015

The accompanying notes are an integral part of these financial statements.

Tanico Inc. Statement of Operations For the Three Months Ended December 31, 2022 and December 31, 2021 Unaudited
	Three months ended December 31, 2022	Three months ended December 31, 2021

REVENUE	$5,000	$-

EXPENSES
Other General and Administrative	349	151
Professional Expenses	3,572	2,200
Total Expenses	3,921	2,351

Income (Loss) from Operations	1,079	(2,351)

Income Tax Expense	-	-

NET INCOME (LOSS) AFTER TAX	$1,079	$(2,351)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Weighted-Average Number of Common Shares Outstanding	7,859,783	5,000,000

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

For the Three Months Ended December 31, 2022 and December 31, 2021

Unaudited

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITES:
Net income (loss)	$1,079	$(2,351)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	120	-
Change in operating assets and liabilities:
Deferred revenue	(5,000)	-
Other Payable	(5,401)	(6,500)
Net cash used in operating activities	(9,202)	(8,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from related party loan	192	3,120
Proceeds from sale of common shares	5,300	-
Net cash provided by financing activities	5,492	3,120

Net increase (decrease) in cash	(3,710)	(5,731)

Cash, beginning of period	33,294	16,126
Cash, end of period	$29,584	$10,395

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Tanico Inc. Statements of Shareholders’ Deficit For the three months ended December 31, 2022 and December 31, 2021 Unaudited
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance October 1, 2022	7,475,000	$7,475	22,275	$(25,578)	$4,172
Issuance of Common Shares for Cash	530,000	530	4,770	-	5,300
Net Loss	-	-	-	1,079	1,079
Balance December 31, 2022	8,005,000	8,005	27,045	$(24,499)	$10,551

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, October 1, 2021	5,000,000	$5,000	$-	$(7,405)	$(2,405)
Net Loss	-	-	-	$(2,351)	$(2,351)
Balance, December 31, 2021	5,000,000	$5,000	$-	$(9,756)	$(4,756)

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

The results for the three months ended December 31, 2022 are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report for the year ended September 30, 2022, filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2022 and for the related periods presented.

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

Property, Plant and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.  Identifiable significant improvements are capitalized and expenditures for maintenance, repairs, and betterments, including replacement of missing items are charged to expense.

Deprecation is computed based on cost, less the estimated residual value, if any, using the straight-line method over the estimated useful life.  The residual value rate and useful life of property and equipment is summarized as follows:

	Residual value rate	Useful life
Property and Equipment
Computer Equipment	0%	2 years

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

The Company did not have any commitments or contingencies as of December 31, 2022.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from October 1, 2022 through December 31, 2022.

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

There were no potentially dilutive common shares outstanding for the period from May 3, 2021 (inception) through December 31, 2022.

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

As reflected in the financial statements, the Company is in a startup mode; it had an accumulated deficit from inception (May 3, 2021) to December 31, 2022 of $24,499 and a working capital surplus of $9,950 at December 31, 2022.  To date, the Company generated $5,000 in revenues  with only one customer.  These factors raise doubt about the Company’s ability to continue as a going concern.

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

Note 4 -Property, Plant and Equipment

As of December 31, 2022 and September 30, 2022 property and equipment were comprised of the following:

	December 31, 2022	September 30, 2022
Computer equipment	$961	$961
Less: accumulated depreciation	(360)	(240)
Total property and equipment, net	$601	$721

Depreciation expenses for the three months ended December 31, 2022 and 2021 were $120 and $0, respectively.  There were no equipment additions or disposals during the reporting quarter.

Note 5– Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value $0.001 per share.

Common Stock

On July 5, 2021 the Company sold 5,000,000 shares of common stock to the President of the Company at $0.001 per share for $5,000 in aggregate for cash.  By September 30, 2022 (year-end) the company sold 2,475,000 shares of common stock in addition to 5,000,000 common shares sold to the President of the Company.

For the period October 1, 2022 to December 31, 2022 the Company sold 530,000 shares of Common Stock, par value $0.001 per share for the total aggregated price of $5,300 for cash.

All shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

As of December 31, 2022 there were 8,005,000 total shares issued and outstanding.

Note 6– Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Tatiana Feneva	President

Related party loan

During the three months ended December 31, 2022, Ms. Tatiana Feneva, the President and a director of the Company, had advanced the Company $192 for working capital, received $0 from the Company as repayments.

As of December 31, 2022 and September 30, 2022, the outstanding balance payable to related party were $17,035 and $16,843, respectively. The loan is unsecured, non-interest bearing, and due on demand.

Note 7 – Income Tax Provision

	For the Three Months Period Ending
	December 31, 2022	December 31, 2021

Net profit (loss) before income tax	$1,079	$(2,351)
Tax Expense (benefit) at the statutory tax rate	227	(494)
Tax effect of
Valuation allowance	-	494
Net operating loss tax assets deduction	(227)	-
Income tax expense (benefit)	$-	$-

Deferred Tax Assets

At December 31, 2022, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $24,499 that may be offset against future taxable income through 2040.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $5,145 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. .

Components of deferred tax assets are as follows:

	December 31, 2022	September 30, 2022

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$24,499	25,578
Effective tax rate	21.0%	21.0%
Expected Income Tax Benefit from NOL Carry-Forward	5,145	5,371
Less: Valuation Allowance	(5,145)	(5,371)
Deferred Tax Asset, Net of Valuation Allowance	$-	-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	December 31, 2022	September 30, 2022

Federal statutory income tax rate	21.0%	21.0%
Increase (reduction) in income tax provision resulting from:
Net Operating Loss (NOL) carry-forward	(21.0%)	(21.0%)
Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has filed its corporation income tax return for the reporting period ended September 30, 2022, which will remain subject to examination by the Internal Revenue Service under the statute of limitations for a period of three (3) years from the date it is filed.

Note 8 – Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Subsequent to the date the financial statements were available to be issued. There was no subsequent event that would require disclosure to or adjustment to the financial statements.

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

Our cash balance is $29,584 as of December 31, 2022.  We believe our cash balance is not sufficient to fund our limited levels of operations for a prolonged period of time.  We have been utilizing funds loaned to the Company by our President.  She has no commitment, arrangement or legal obligation to advance or loan additional funds to the company.  In order to implement our plan of operations for the next twelve-month period, we require a minimum of $25,000 (approximately $15,500 of which are legal and registration fees for a public company) of funding from this offering.  Being a new startup company, we have very limited operating history.  After twelve months period we may need additional financing, for which we currently don’t have any arrangements.  387 Whitby Shores Greenway, Whitby, Ontario L1N 9R6 Canada.

As of December 31, 2022, the total number of issued and outstanding shares was 8,005,000 and the Corporation’s stockholders’ equity was $10,551.

Our independent registered public accountant has issued a going concern opinion for September 30, 2022 Financial Statements.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  We have generated no revenue since inception and no significant revenue is anticipated until we complete our initial business development.  There is no assurance we will ever reach that stage.

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

Results of Operations for the Three Months ended December 31, 2022 and December 31, 2021

In the quarter ended December 31, 2022 our revenue were $5,000, and total operating expenses of $3,921 were comprised of professional fees of $3,572 and general and administrative expenses of $349.  This is as compared with $2,351 of operating expenses during the quarter ended December 31, 2021, consisting of $2,200 of professional expense and $151 of other general and administrative expenses.  We did not generate any operational revenue during the three months ended December 31, 2021.

We currently anticipate that our legal and accounting fees will increase over the next 12 months as a result of becoming a reporting company with the SEC, and will be approximately $15,500.  We have prepared an internal business plan.  We have not started our proposed business operations and do not expect to do so until approximately 180 days after we have completed this offering.

Activities to Date

A substantial portion of our activities to-date has been focused on developing a sound business plan.  We have also established the company’s office.  The Company continue conceptual games design and preparing for detailed design and formalizing business requirements. We have generated $5,000 in software design product sold to one client.

Continue to work on Company website and presentation materials for prospective clients.

Since inception, we have issued 5,000,000 shares of common stock to our President and an additional 3,005,000 shares of common stock to other independent investors.

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

Liquidity and Capital Resources

As of December 31, 2022, the Company had $29,584 of current assets and $19,645 of current liabilities.  The modest working capital surplus of $9,950 is insufficient for the Company to remain operational short-term.

During three months ended December 31, 2022, the net decrease in cash was $(3,710).  The Company used ($9,202) in operating cash resources (recognition of previously deferred revenue and reduction in accrued liabilities), and generated $5,494 from financing activities (primarily due to sales of common shares).

During three months ended December 31, 2021, the net decrease in cash was $(5,731).  The Company used $(8,851) in operating cash resources (primarily operating loss and reduction in accounts payable), and generated $3,120 from financing activities (primarily due to sales of common shares)

Our negative cash flow per month is: $3,921/3=$1,307 (estimated based on the current period expenses).  Based on this estimate and on current cash on hand we can sustain operations for ~1.9 years ($29,584/$1,307).  This will change as we are moving to the more active phase of our development

Since inception, we have issued 5,000,000 shares of common stocks to our President and Director, at a price of $0.001 per share, for aggregate value of $5,000.  Additionally, we have issued 3,005,000 shares of common stock to other investors for an aggregated value of $30,050.  Our Director provided $17,035 in operating loan to the company.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six months ended  , 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Whitby Ontario Canada on February 6, 2023.

TANICO INC.

By:	/s/ Tatiana Feneva
Name:	Tatiana Feneva
Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Tatiana Feneva
Tatiana Feneva	President, Secretary and Director	February 6, 2023
(Principal Executive, Financial and Accounting Officer)

