Form 10-Q
period 2023-03-31
TANICO Inc.
filed 2023-05-16
CIK 1895939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Ms. Tatiana Feneva

President/Secretary

387 Whitby Shores Greenway, Whitby, Ontario L1N 9R6Canada

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 15, 2023
Common Stock: $0.001	7,905,000

2

PART I - FINANCIAL INFORMATION

Item1.  Financial Statements (Unaudited)

Tanico Inc.

Quarter Ended March 31, 2023

3

Tanico Inc.
Balance Sheets As of March 31, 2023 (unaudited) and September 30, 2022

	March 31, 2023	September 30, 2022
ASSETS

Current Assets
Cash	$26,257	$33,294
Prepaids and other current assets	-	-
Total Current Assets	26,257	33,294
Non-Current Assets
Property, Plant & Equipment (net)	481	721
Total Non-Current Assets	481	721
Total Assets	$26,738	$34,015

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$2,599	$8,000
Other Payable	1,000	-
Deferred Revenue	-	5,000
Due to Related Party	17,035	16,843
Total Current Liabilities	20,634	29,843
Total Liabilities	20,634	29,843

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, and 7,905,000 and 7,475,000 shares issued and outstanding, respectively	7,905	7,475
Additional Paid-in Capital	26,145	22,275
Accumulated deficit	(27,946)	(25,578)
Total Stockholders’ Equity	6,104	4,172
Total Liabilities and Stockholders’ Equity	$26,738	$34,015

The accompanying notes are an integral part of these financial statements.

Statement of Operations

For the Three and Six Months Ended March 31, 2023 and 2022

Unaudited

	Three months ended March 31, 2023	Three months ended March 31, 2022	Six months ended March 31, 2023	Six months ended March 31, 2022
REVENUE	$-	$-	$5,000	$-

EXPENSES
Other General and Administrative	150	19	499	170
Professional Expenses	3,927	3,035	6,869	5,235
Total Expenses	3,447	3,054	7,368	5,405

Income (Loss) from Operations	(3,447)	(3,054)	(2,368)	(5,405)

Income Tax Expense	-	-	-	-

NET INCOME (LOSS) AFTER TAX	$(3,447)	$(3,054)	$(2,368)	$(5,405)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-Average Number of Common Shares Outstanding	8,003,889	5,025,111	7,931,044	5,012,418

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

For the Six Months Ended March 31, 2023 and 2022

Unaudited

	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITES:
Net income (loss)	$(2,368)	$(5,405)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	240	-
Change in operating assets and liabilities:
Deferred revenue	(5,000)	-
Accounts Payable	(5,401)	(4,000)
Other Payable	1,000	-
Net cash used in operating activities	(11,529)	(9,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Computer equipment purchase	-	(961)
Net cash used in operating activities	-	(961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from related party loan	192	4,133
Proceeds from sale of common shares	4,300	7,600
Net cash provided by financing activities	4,492	11,733

Net increase (decrease) in cash	(7,037)	1,367

Cash, beginning of period	33,294	16,126
Cash, end of period	$26,257	$17,493

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Tanico Inc. Statements of Shareholders’ Equity (Deficit) For the Six Months Ended March 31, 2023 and 2022 Unaudited
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance September 30, 2022	7,475,000	$7,475	$22,275	$(25,578)	$4,172
Issuance of Common Shares for Cash	530,000	530	4,770		5,300
Net Income	-	-	-	1,079	1,079
Balance December 31, 2022	8,005,000	8,005	27,045	$(24,499)	10,551
Cancellation of Common Shares	(100,000)	(100)	(900)	-	(1,000)
Net Loss				(3,447)	(3,447)
Balance March 31, 2023	7,905,000	$7,905	$26,145	$(27,946)	$6,104

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance September 30, 2021	5,000,000	$5,000	$-	$(7,405)	(2,405)
Net Loss				(2,351)	(2,351)
Balance December 31, 2021	5,000,000	5,000	-	(9,756)	(4,756)
Issuance of Common Shares for Cash	760,000	760	6,840	-	7,600
Net Loss				(3,054)	(3,054)
Balance March 31, 2022	5,760,000	$5,760	$6,840	$(12,810)	(210)

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

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

The results for the six months ended March 31, 2023 are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report for the year ended September 30, 2022, filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2023 and for the related periods presented.

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

The Company did not have any commitments or contingencies as of March 31, 2023.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from October 1, 2022 through March 31, 2023.

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

There were no potentially dilutive common shares outstanding for the period from May 3, 2021 (inception) through March 31, 2023.

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

As reflected in the financial statements, the Company is in a startup mode; it had an accumulated deficit from inception (May 3, 2021) to March 31, 2023 of $27,946 and a working capital surplus of $5,624 at March 31, 2023.  To date, the Company generated $5,000 in revenues with one customer.  These factors raise doubt about the Company’s ability to continue as a going concern.

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

Note 4 -Property, Plant and Equipment

As of March 31, 2023 and September 30, 2022 property and equipment were comprised of the following:

	March 31, 2023	September 30, 2022
	(Unaudited)
Computer equipment	$961	$961
Less: accumulated depreciation	(480)	(240)
Total property and equipment, net	$481	$721

Depreciation expenses for the six months ended March 31, 2023 were $240 and for the six months ended March 31, 2022 were $0.  There were no equipment additions or disposals during the reporting period.

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

For the period October 1, 2022 to March 31, 2023, the Company sold 530,000 shares of Common Stock, par value $0.001 per share for the total aggregated price of $5,300 for cash.

On March 31, 2023 100,000 shares were cancelled by one shareholder, resulting in $1,000 to be returned to the shareholder.

All shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

As of March 31, 2023 there were 7,905,000 total shares issued and outstanding.

Note 6– Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Tatiana Feneva	President

Related party loan

During the six months ended March 31, 2023, Ms. Tatiana Feneva, the President and a director of the Company, had advanced the Company $192 for working capital, received $0 from the Company as repayments.

As of March 31, 2023 and September 30, 2022, the outstanding balance payable to related party were $17,035 and $16,843, respectively. The loan is unsecured, non-interest bearing, and due on demand.

Note 7 – Income Tax Provision

	For the Six Months Period Ended
	March 31, 2023	March 31, 2022

Net profit (loss) before income tax	$(2,368)	$(5,405)
Tax Expense (benefit) at the statutory tax rate	(499)	(1,135)
Tax effect of
Valuation allowance	499	1,135
Net operating loss tax assets deduction	-	-
Income tax benefit	$-	$-

Deferred Tax Assets

At March 31, 2023, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $27,946 that may be offset against future taxable income through 2040.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $5,869 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.

Components of deferred tax assets are as follows:

	March 31, 2023	September 30, 2022

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$27,946	25,578
Effective tax rate	21.0%	21.0%
Expected Income Tax Benefit from NOL Carry-Forward	5,869	5,371
Less: Valuation Allowance	(5,869)	(5,371)
Deferred Tax Asset, Net of Valuation Allowance	$-	-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	March 31, 2023	September 30, 2022

Federal statutory income tax rate	21.0%	21.0%
Increase (reduction) in income tax provision resulting from:
Net Operating Loss (NOL) carry-forward	(21.0%)	(21.0%)
Effective income tax rate	0.0%	0.0%

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

Our cash balance is $26,257 as of March 31, 2023.  We believe our cash balance is not sufficient to fund our limited levels of operations for a prolonged period of time.  We have been utilizing funds loaned to the Company by our President.  She has no commitment, arrangement or legal obligation to advance or loan additional funds to the company.  In order to implement our plan of operations for the next twelve-month period, we require a minimum of $25,000 (approximately $15,500 of which are legal and registration fees for a public company) of funding from this offering.  Being a new startup company, we have very limited operating history.  After twelve months period we may need additional financing, for which we currently don’t have any arrangements.

As of March 31, 2023, the total number of issued and outstanding shares was 7,905,000 and the Corporation’s stockholders’ equity was $6,104.

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

Results of Operations for the Three and Six Months ended March 31, 2023 and 2022

During the three months ended March 31, 2023, we did not generate any operational revenue.

In the quarter ended March 31, 2023 our total operating expenses of $3,447 were comprised of professional fees of $3,297 and general and administrative expenses of $150.  This is as compared with $3,054 of operating expenses during the quarter ended March 31, 2022, consisting of $3,035 of professional expenses and $19 of other general and administrative expenses.

During the six months ended March 31, 2023 we have generated $5,000 in revenue from a contract with one client.

For the six months ended March 31, 2023 our total operating expenses of $7,368 were comprised of professional fees of $6,869 and general and administrative expenses of $499.  This is as compared with $5,405 of operating expenses during the six months ended March 31, 2022, consisting of $5,235 of professional expenses and $170 of other general and administrative expenses.

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

Since inception, we have issued 5,000,000 shares of common stock to our President and an additional 2,905,000 shares of common stock to other independent investors.

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

Liquidity and Capital Resources

As of March 31, 2023, the Company had $26,257 of current assets and $20,634 of current liabilities.  The modest working capital surplus of $5,623 is insufficient for the Company to remain operational long-term.

During six months ended March 31, 2023, the net decrease in cash was ($7,037).  The Company used ($11,529) in operating cash resources (recognition of previously deferred revenue and reduction in accrued liabilities), and generated $4,492 from financing activities (primarily due to sales of common shares).

During six months ended March 31, 2022, the net increase in cash was $1,368.  The Company used ($9,405) in operating cash resources (primarily operating loss and reduction in accounts payable), and generated $11,733 from financing activities (primarily due to sales of common shares and proceeds from Director’s loan).

Our negative cash flow per month is: $7,037/3=$2,346 (estimated based on the current period expenses).  Based on this estimate and on current cash on hand we can sustain operations for ~0.9 years ($26,257/$2,346).  This will change as we are moving to the more active phase of our development

Since inception, we have issued 5,000,000 shares of common stocks to our President and Director, at a price of $0.001 per share, for aggregate value of $5,000.  Additionally, we have issued 2,905,000 shares of common stock to other investors for an aggregated value of $29,050.  Our Director provided $17,035 in operating loan to the company.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No report required.

Item 3. Default Upon Senior Securities

No report required.

Item 4. Mine Safety Disclosures

No report required.

Item 5. Other Information

No report required.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Written Board Consent Appointing New Officer and Director Dated March 17, 2023

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley act of 2002

31.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350 as Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Whitby Ontario Canada on May 16, 2023.

TANICO INC.

By:	/s/ Tatiana Feneva
Name:	Tatiana Feneva
Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Tatiana Feneva
Tatiana Feneva	President, Secretary and Director (Principal Executive, Financial and Accounting Officer)	May 16, 2023

