Form 10-Q
period 2023-06-30
TANICO Inc.
filed 2023-07-28
CIK 1895939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 28, 2023
Common Stock: $0.001	7,825,000

2

PART I - FINANCIAL INFORMATION

Item1.  Financial Statements (Unaudited)

Tanico Inc.

Quarter Ended June 30, 2023

3

Tanico Inc.
Balance Sheets As of June 30, 2023 (unaudited) and September 30, 2022

	June 30, 2023	September 30, 2022
ASSETS

Current Assets
Cash	$18,621	$33,294
Prepaids and other current assets	-	-
Total Current Assets	18,621	33,294
Non-Current Assets
Property, Plant & Equipment (net)	360	721
Total Non-Current Assets	360	721
Total Assets	$18,981	$34,015

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$99	$8,000
Deferred Revenue	-	5,000
Due to Related Party	17,736	16,843
Total Current Liabilities	17,835	29,843
Total Liabilities	17,835	29,843

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 7,825,000 and 7,475,000 shares issued and outstanding, respectively	7,825	7,475
Additional Paid-in Capital	25,425	22,275
Accumulated deficit	(32,104)	(25,578)
Total Stockholders’ Equity	1,146	4,172
Total Liabilities and Stockholders’ Equity	$18,981	$34,015

The accompanying notes are an integral part of these financial statements.

Statement of Operations For the Three and Nine Months Ended June 30, 2023 and 2022 Unaudited

	Three months ended June 30, 2023	Three months ended June 30, 2022	Nine months ended June 30, 2023	Nine months ended June 30, 2022
REVENUE	$-	$-	$5,000	$-

EXPENSES
Other General and Administrative	861	1,107	1,360	1,277
Professional Expenses	3,297	3,000	10,166	8,235
Total Expenses	4,158	4,107	11,526	9,512

Income (Loss) from Operations	(4,158)	(4,107)	(6,526)	(9,512)

Income Tax Expense	-	-	-	-

NET INCOME (LOSS) AFTER TAX	$(4,158)	$(4,107)	$(6,526)	$(9,512)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-Average Number of Common Shares Outstanding	7,867,198	6,260,989	6,677,253	5,428,608

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows For the Nine Months Ended June 30, 2023 and 2022 Unaudited

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITES:
Net income (loss)	$(6,526)	$(9,512)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	360	120
Change in operating assets and liabilities:
Deferred revenue	(5,000)	5,000
Accounts Payable	(7,901)	(4,000)
Other Payable	-	-
Net cash used in operating activities	(19,067)	(8,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Computer equipment purchase	-	(961)
Net cash used in Investing activities	-	(961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from related party loan	894	4,783
Proceeds from sale of common shares	3,500	15,500
Net cash provided by financing activities	4,394	20,283

Net increase (decrease) in cash	(14,673)	10,930

Cash, beginning of period	33,294	16,127
Cash, end of period	$18,621	$27,057

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Tanico Inc. Statements of Shareholders’ Equity (Deficit) For the Nine Months Ended June 30, 2023 Unaudited

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance September 30, 2022	7,475,000	$7,475	$22,275	$(25,578)	$4,172
Issuance of Common Shares for Cash	530,000	530	4,770	-	5,300
Net Income	-	-	-	1,079	1,079
Balance December 31, 2022	8,005,000	8,005	27,045	(24,499)	10,551
Cancellation of Common Shares	(100,000)	(100)	(900)	-	(1,000)
Net Loss	-	-	-	(3,447)	(3,447)
Balance March 31, 2023	7,905,000	7,905	26,145	(27,946)	6,104
Cancellation of Common Shares	(80,000)	(80)	(720)	-	(800)
Net Loss	-	-	-	(4,158)	(4,158)
Balance June 30, 2023	7,825,000	$7,825	$25,425	$(32,104)	$1,146

For the Nine Months Ended June 30, 2022 Unaudited

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance September 30, 2021	5,000,000	$5,000	$-	$(7,405)	$(2,405)
Net Loss				(2,351)	(2,351)
Balance December 31, 2021	5,000,000	$5,000	-	(9,756)	(4,756)
Issuance of Common Shares for Cash	760,000	760	6,840	-	7,600
Net Loss	-	-	-	(3,054)	(3,054)
Balance March 31, 2022	5,760,000	5,760	6,840	(12,810)	(210)
Issuance of Common Shares for Cash	790,000	790	7,110	-	7,900
Net Loss	-	-	-	(4,107)	(4,107)
Balance June 30, 2022	6,550,000	$6,550	$13,950	$(16,917)	$3,583

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

The results for the nine months ended June 30, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report for the year ended September 30, 2022, filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2023 and for the related periods presented.

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

The Company did not have any commitments or contingencies as of June 30, 2023.

Revenue Recognition

The Company adopted ASU 201409, Topic 606, using the modified retrospective method. ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from October 1, 2022 through June 30, 2023.

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

There were no potentially dilutive common shares outstanding for the period from May 3, 2021 (inception) through June 30, 2023.

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

As reflected in the financial statements, the Company is in a startup mode; it had an accumulated deficit from inception (May 3, 2021) to June 30, 2023 of $32,104 and a working capital surplus of $786 at June 30, 2023.  To date, the Company generated $5,000 in revenue with one customer.  These factors raise doubt about the Company’s ability to continue as a going concern.

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

Note 4 -Property, Plant and Equipment

As of June 30, 2023 and September 30, 2022 property and equipment were comprised of the following:

	June 30, 2023	September 30, 2022

Computer equipment	$961	$961
Less: accumulated depreciation	(601)	(240)
Total property and equipment, net	$360	$721

Depreciation expenses for the nine months ended June 30, 2023 were $360 and for the nine months ended June 30, 2022 were $120.  There were no equipment additions or disposals during the reporting period.

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

For the period October 1, 2022 to June 30, 2023, the Company sold 530,000 shares of Common Stock, par value $0.001 per share for the total aggregated price of $5,300 for cash.

On March 31, 2023, 100,000 shares were cancelled by one shareholder, resulting in $1,000 to be returned to the shareholder.

On May 19, 2023, 80,000 shares were cancelled by on shareholder, resulting in $800 to be returned to this shareholder.

All shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

As of June 30, 2023 there were 7,825,000 total shares issued and outstanding.

Note 6– Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Tatiana Feneva	President

Related party loan

During the nine months ended June 30, 2023, Ms. Tatiana Feneva, the President and a Director of the Company, had advanced the Company $894 for working capital, received $0 from the Company as repayments.

As of June 30, 2023 and September 30, 2022, the outstanding balance payable to related party were $17,736 and $16,843, respectively. The loan is unsecured, non-interest bearing, and due on demand.

Note 7 – Income Tax Provision

	For the Nine Months Period Ended
	June 30, 2023	June 30, 2022

Net profit (loss) before income tax	$(6,526)	$(9,512)
Tax Expense (benefit) at the statutory tax rate	(1,370)	(1,998)
Tax effect of
Valuation allowance	1,370	1,998
Net operating loss tax assets deduction	-	-
Income tax benefit	$-	$-

Deferred Tax Assets

At June 30, 2023, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $32,104 that may be offset against future taxable income through 2040.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $6,742 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.

Components of deferred tax assets are as follows:

	June 30, 2023	September 30, 2022

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$32,104	25,578
Effective tax rate	21.0%	21.0%
Expected Income Tax Benefit from NOL Carry-Forward	6,742	5,371
Less: Valuation Allowance	(6,742)	(5,371)
Deferred Tax Asset, Net of Valuation Allowance	$-	-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	June 30, 2023	September 30, 2022

Federal statutory income tax rate	21.0%	21.0%
Increase (reduction) in income tax provision resulting from:
Net Operating Loss (NOL) carry-forward	(21.0%)	(21.0%)
Effective income tax rate	0.0%	0.0%

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

Our cash balance is $18,621 as of June 30, 2023. We believe our cash balance is not sufficient to fund our limited levels of operations for a prolonged period of time. We have been utilizing funds loaned to the Company by our President. She has no commitment, arrangement or legal obligation to advance or loan additional funds to the company. In order to implement our plan of operations for the next twelve-month period, we require a minimum of $25,000 (approximately $15,500 of which are legal and registration fees for a public company) of funding from this offering. Being a new startup company, we have very limited operating history. After twelve months period we may need additional financing, for which we currently don’t have any arrangements.

As of June 30, 2023, the total number of issued and outstanding shares was 7,825,000 and the Corporation’s stockholders’ equity was $1,146.

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

Results of Operations for the Three and Nine Months ended June 30, 2023 and 2022

During the three months ended June 30, 2023, we did not generate any operational revenue.

In the quarter ended June 30, 2023 our total operating expenses of $4,158 were comprised of professional fees of $3,297 and general and administrative expenses of $861. This is as compared with $4,107 of operating expenses during the quarter ended June 30, 2022, consisting of $3,000 of professional expenses and $1,107 of other general and administrative expenses.

During the nine months ended June 30, 2023 we have generated $5,000 in revenue from a contract with one client.

For the nine months ended June 30, 2023 our total operating expenses of $11,526 were comprised of professional fees of $10,166 and general and administrative expenses of $1,360. This is as compared with $9,512 of operating expenses during the nine months ended June 30, 2022, consisting of $8,235 of professional expenses and $1,277 of other general and administrative expenses.

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

Since inception, we have issued 5,000,000 shares of common stock to our President and an additional 2,825,000 shares of common stock to other independent investors.

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

Liquidity and Capital Resources

As of June 30, 2023, the Company had $18,621 of current assets and $17,835 of current liabilities. The modest working capital surplus of $786 is insufficient for the Company to remain operational long-term.

During nine months ended June 30, 2023, the net decrease in cash was ($14,673). The Company used ($19,067) in operating cash resources (net operating loss, recognition of previously deferred revenue and reduction in accrued liabilities), and generated $4,394 from financing activities (primarily due to sales of common shares).

During nine months ended June 30, 2022, the net increase in cash was $10,930. The Company used ($8,392) in operating cash resources (primarily operating loss and reduction in accounts payable), and generated $20,283 from financing activities (primarily due to sales of common shares and proceeds from Director’s loan).

Our negative cash flow per month is: $4,158/3=$1,386 (estimated based on the current period expenses). Based on this estimate and on current cash on hand we can sustain operations for ~1,1 years ($18,621/1,386).  This will change as we are moving to the more active phase of our development

Since inception, we have issued 5,000,000 shares of common stocks to our President and Director, at a price of $0.001 per share, for aggregate value of $5,000.  Additionally, we have issued 2,825,000 shares of common stock to other investors for an aggregated value of $28,250.  Our director provided $17,736 in operating loan to the company.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Whitby Ontario Canada on July 28, 2023.

TANICO INC.

By:	/s/ Tatiana Feneva
Name:	Tatiana Feneva
Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Tatiana Feneva
Tatiana Feneva	President, Secretary and Director (Principal Executive, Financial and Accounting Officer)	July 28, 2023

