Form 10-K
period 2023-09-30
TANICO Inc.
filed 2023-12-22
CIK 1895939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

As of March 31, 2023 the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to March 31, 2023, was $7,905.00.

As of December 21, 2023, the registrant had 7,825,000 shares of common stock issued and outstanding.

No market value has been computed based upon the fact that no active trading market has been established as of December 21, 2023.

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

Facilities

We do not own or rent facilities of any kind.  We conduct our operations from the facilities provided by Nikita Fenev free of charge.

Employees

We have only commenced limited operations and currently have no employees other than managing officers.  Our President Mr. Anton Mikhalev spends approximately 20 hours per week on our business and our treasurer Ms. Maria Tomskaia devotes up to 12 hours per week to company’s operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There has been no market for our securities.  Our common stock is not traded on any exchange or on the over-the-counter market.  After the effective date of the registration statement relating to this prospectus, we hope to have a market maker file an application with the Financial Industry Regulatory Authority (“FINRA”) for our common stock to be eligible for trading on the OTCQB or another quotation board.  We do not yet have a market maker who has agreed to file such application.  There is no assurance that a trading market will develop, or, if developed, that it will be sustained.  Consequently, a purchaser of our common stock may find it difficult to resell the securities offered herein should the purchaser desire to do so when eligible for public resale.  As of September 30, 2023, no shares of our common stock have traded.

Number of Holders

As of September 30, 2023, the 7,825,000 issued and outstanding shares of common stock were held by a total of 34 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended September 30, 2023.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

On June 20, 2023, a change of control of the Company occurred when Ms. Tatiana Fevena sold and transferred 5,000,000 of shares of common stock, representing 64% control of the Company, to Mr. Anton Mikhalev.

On August 29, 2023, Ms. Feneva resigned as Officer and Director, and Anton Mikhalev was appointed as Director and Chief Executive Officer and Director.  Please see our Form 8-K filed on August 30, 2023 for further detail.

Our cash balance was $14,299 as of September 30, 2023.  We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time.  We have been utilizing funds received from our President and Director from the purchase of shares.  He has no commitment, arrangement or legal obligation to advance or loan funds to the company.  In order to implement our plan of operations for the next twelve-month period, we require a minimum of $25,000 (approximately $15,000 of which are legal and registration fees for a public company) of funding from this offering.  Being a development stage company, we have very limited operating history.  After twelve months period we may need additional financing, for which we currently don’t have any arrangements.

Our independent registered public accountant has issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  For the year ended September 30, 2023 we have incurred a loss of $19,022 with total accumulated deficit of $44,600; no significant revenue is anticipated until we complete our initial business development.  There is no assurance we will ever reach that stage.

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

Results of Operations for the year ended September 30, 2023

For fiscal year ended September 30, 2023, we have generated $5,000 in revenue.  There was no revenue in prior fiscal year.

For fiscal year ended September 30, 2023, our operating expenses were comprised of professional fees of $22,463 and general and administrative expenses of $1,559 as compared with $16,735 of professional fees and $1,438 in general and administrative expenses for the fiscal year ended September 30, 2022.

For the year ended September 30, 2023, cash used in operations was $23,443 compared with $11,433 for the fiscal year ended September 30, 2022.  Difference YoY due to lower accrued revenue in the current year.

For the year ended September 30, 2022, cash used in investing activities was $961, associated with the purchase of computer equipment. There were no investing activating in the current year.

For the year ended September 30, 2023, cash generated from financing activities was $4,448 compared with $29,561 for the year ended September 30, 2022.  Difference YoY is primarily due to less proceeds from sale of common shares.

To date we have sold 7,825,000 shares of common stock.

Activities to Date

A substantial portion of our activities to date focused on becoming a reporting public company to raise more capital to finance our business activities.  The Company has developed the Plan of Operations.  We have established the company office and provided services to one customer.  We have designed a new game for our customer.

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

Liquidity and Capital Resources

As of September 30, 2023, the Company had $14,299 cash and current liabilities of $25,890 as compared with $33,294 of cash and $29,843 of current liabilities as of September 30, 2022.  The net operating capital of the Company is not sufficient for the Company to remain operational long-term.

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

Going Concern Consideration

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital.  The Company’s cash position may not be sufficient to support its daily operations.  No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations.  Our only source for cash at this time is investments by others in this offering.  We must raise cash to implement our strategy and stay in business.  If we sell at least 25% of the shares in the offering we believe that we will have the resources to operate for the next 12 months, including for the costs associated with becoming a publicly reporting company.  The company anticipates over the next 12 months the cost of being a reporting public company will be approximately $20,000.

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

Tanico Inc. September 30, 2023 Index to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:          The Board of Directors and Stockholders of

                Tanico Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tanico Inc. (the Company) as of September 30, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for the two-years in the period ended September 30, 2023 and 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the two-years in the period ended September 30, 2023 and September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

JLKZ CPA LLP. (PCAOB ID 6519)

Flushing, New York

December 21, 2023

Tanico Inc.
Balance Sheet As of September 30, 2023 and September 30, 2022

	September 30, 2023	September 30, 2022
ASSETS

Current Assets
Cash	$14,299	$33,294
Total Current Assets	14,299	33,294
Non-Current Assets
Property, Plant & Equipment (net)	241	721
Total Non-Current Assets	241	721
Total Assets	$14,540	$34,015

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued Liabilities and Other Payable	$8,099	$8,000
Deferred Revenue	-	5,000
Due to Related Party	17,791	16,843
Total Current Liabilities	25,890	29,843
Total Liabilities	25,890	29,843

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 7,825,000 and 7,475,000 shares issued and outstanding, respectively	7,825	7,475
Additional Paid-in Capital	25,425	22,275
Accumulated deficit	(44,600)	(25,578)
Total Stockholders’ Equity (Deficit)	(11,350)	4,172
Total Liabilities and Stockholders’ Equity	$14,540	$34,015

The accompanying notes are an integral part of these financial statements.

Tanico Inc. Statement of Operations For the Year Ended September 30, 2023 and September 30, 2022

	September 30, 2023	September 30, 2022

REVENUE	$5,000	$-

EXPENSES
General and Administrative	1,559	1,438
Professional	22,463	16,735
Total Expenses	24,022	18,173

Loss from Operations	(19,022)	(18,173)

Income Tax Expense	-	-

NET LOSS AFTER TAX	$(19,022)	$(18,173)

Basic and Diluted Net Loss per Common Share	$0.00	$0.00

Weighted-Average Number of Common Shares Outstanding	7,888,397	5,783,644

The accompanying notes are an integral part of these financial statements.

Tanico Inc. Statement of Cash Flows For the Year Ended September 30, 2023 and September 30, 2022

	September 30, 2023	September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(19,022)	$(18,173)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	480	240
Change in operating assets and liabilities:
Deferred revenue	(5,000)	5,000
Accrued liabilities and other payable	99	1,500
Net cash used in operating activities	(23,443)	(11,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(961)
Net cash used in investing activities	-	(961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from related party loan	948	4,811
Proceeds from sale of common shares	3,500	24,750
Net cash provided by financing activities	4,448	29,561

Net increase (decrease) in cash	(18,995)	17,167

Cash, beginning of period	33,294	16,127
Cash, end of period	$14,299	33,294

Supplemental disclosure of cash flow information
Cash paid for
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

Tanico Inc. Statements of Shareholders’ Equity (Deficit) For the Year Ended September 30, 2023 and September 30, 2022

	Common Stock		Additional		Total
	Shares	Amount	Capital	Deficit	Deficit
Balance September 30, 2022	7,475,000	$7,475	$22,275	(25,578)	$4,172
Net Loss	-	-	-	(19,022)	(19,022)
Cancellation of Common Shares for Cash	(180,000)	(180)	(1,620)	-	(1,800)
Issuance of Common Shares for Cash	530,000	530	4,770	-	5,300

Balance September 30, 2023	7,825,000	$7,825	$25,425	$(44,600)	$(11,350)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance September 30, 2021	5,000,000	$5,000	-	(7,405)	(2,405)
Net Loss	-	-	-	(18,173)	(18,173)

Issuance of Common Shares for Cash	2,457,000	2,475	22,275	-	24,750

Balance September 30, 2022	7,475,000	$7,475	$22,275	(25,578)	$4,172

The accompanying notes are an integral part of these financial statements.

Tanico Inc.

Notes to the Financial Statements

September 30, 2023

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

The Company did not have any commitments or contingencies as of September 30, 2023 and 2022.

Revenue Recognition

The Company adopted ASU 2014-09, Topic 606 on April 1, 2018, using the modified retrospective method. ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts.

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

The contract specified the distinct performance obligation promises to the customer as follows:

a.	90 hours of support free of charge is an additional service beyond the software development, design and modifications;

b.	the customer can choose to receive additional assistance beyond the initial 90 hours is distinct from the core software development, design and modifications at an hourly rate of $40;

c.	2 days training with respect to the operation of the software; this training is a separate service that adds value to the customer and can be considered a distinct promise.

During the fiscal year ended September 30, 2023, the Company sold one product, gaming software design, to Tal Sol Energy Ltd for $5,000.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended September 30, 2023.

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

There were no potentially dilutive common shares outstanding for the period from May 3, 2021 (inception) through September 30, 2023.

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

As reflected in the financial statements, the Company is in a startup mode; it had an accumulated deficit for the year ended September 30, 2023 of $44,600 and a working capital deficit of $11,350 at September 30, 2023.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Common Stock

For the period from October 1, 2022 to September 30, 2023 Company has sold an additional 2,825,000 shares of Common Stock, par value of $0.001 per share, for the total aggregate proceeds of $28,250, at the selling price of $0.01 per share.

All shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

For the year ended September 30, 2023, Company cancelled 180,000 shares for two shareholders.  Both cancellations were made in a voluntary manner driven by the shareholders’ requests. Cash payout for these share cancellations were completed with no further amounts due and outstanding.

As of September 30, 2023, there were 7,825,000 total shares issued and outstanding.

Note 5 – Related Party Transactions

Change of Control

A change of control of the Company occurred when the transactions below were completed:

-	On March 17, 2023, the Board of Directors appointed Mr. Anton Mikhalev as Secretary of the Company.
-	On August 29, 2023, Ms. Tatiana Feneva resigned from the position of President of Tanico Inc. due to personal reasons.
-	On June 14, 2023, Ms. Tatiana Feneva sold 5,000,000 shares of common stock to Mr. Anton Mikhalev.
-	On August 30, 2023, Mr. Anton Mikhalev was appointed the President of the Company.
-	On August 28, 2023, Ms. Tatiana Feneva entered into an agreement to assign all the outstanding advanced balances owed to her to Nikita Fenev, who is a shareholder and child of Ms. Tatiana Feneva.

Related Parties

Related parties with whom the Company has transactions are:

Related Parties	Relationship

Anton Mikhalev	President, CEO, Chief Financial Officer, Secretary and director
Nikita Fenev	Shareholder
Tatiana Feneva	Former officer and director

Related party loan

On August 28, 2023, the outstanding advanced balances were assigned by Tatiana Feneva to Nikita Fenev, pursuant to an agreement.

During the year ended September 30, 2023, Ms. Tatiana Feneva, the former President and a director of the Company, advanced the Company $948 for working capital, received $0 from the Company as repayments.

As of September 30, 2023 and September 30, 2022, the outstanding balance payable to related party were $17,791 and $16,843 respectively.  The advances are unsecured, non-interest bearing, and due on demand.

Note 6 – Deferred Revenue

As of September 30, 2023 and 2022, the deferred revenues were $nil and $5,000, respectively.  The deferred revenues of $5,000 was recognized as revenue for the year ended September 30, 2023 in accordance with ASC 606 which relates to the gaming software development.

Note 7 – Concentrations, Risk and Uncertainties

Geography:

The Company maintains its head office in Canada and operating in Canada, thus representing a foreign business operation.

Client Concentration:

Our target market is mostly retail customers. Occasionally, the Company may provide consulting or project services to other companies and organizations.

The Company has completed one project for one customer for the year ended September 30, 2023.  We do not have any other pending contracts with this particular customer or any other customers.

Note 8 – Income Tax Provision

Deferred Tax Assets

At September 30, 2023, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $44,600 that may be offset against future taxable income through 2039.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $9,366 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The current valuation of tax allowance is n/a as of September 30, 2023.

Components of deferred tax assets are as follows:

September 30, 2023
Net deferred tax assets – Non-current:
Net operating income (loss) carry forward	$44,600
Effective tax rate	21%
Expected income tax benefit from NOL carry-forwards	9,366
Less valuation allowance	(9,366)
Deferred tax assets, net of valuation allowance	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the year ended September 30, 2023
Federal statutory income tax rate	21.0%
Increase (reduction) in income tax provision resulting from:
Net operating loss (“NOL”) carry-forwards	(21.0)%
Effective income tax rate	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has filed its corporation income tax return for the fiscal year ended September 30, 2022, which will remain subject to examination by the Internal Revenue Service under the statute of limitations for a period of three (3) years from the date it is filed.

Note 9 – Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued.  Subsequent to the date the financial statements were available to be issued there were no other subsequent events that would require disclosure to or adjustment to the financial statements other than those disclosed below.

On October 19, 2023 the Company engaged a sponsoring market maker and submitted Form 211 application to FINRA.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2023.  Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023, based on the framework in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of September 30, 2023.  JLKZ CPA LLP, an independent registered public accounting firm express no opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting were identified as having occurred during the fiscal year ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

No report required.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following are biographical summaries and a description of the business experience of those individuals who serve as executive officers and directors of Tanico Inc.

Name	Age	Position

Anton Mikhalev	27	President, Chief Financial Officer, Secretary, Chief Executive Officer and member of the Board of Directors.

Maria Tomskaia	28	Treasurer

Biographical Information and Background of officer and director

ANTON MIKHALEV – President, Chief Financial Officer, and Director

Ms. Mikhalev is our President since August 29, 2023, and Secretary and a member of the Board of Directors since April 24, 2023.

PROFESSIONAL EXPERIENCE AND ACCOMPLISHMENTS

Rogers Communications

March 2018 – present, Richmond Hill, ON

Enterprise Account Executive

•	Conducts research for opportunities in Service Expansion - Prospect and research new construction builder accounts (MDU/SFU)
•	Work collaboratively with regional partners, VARS and hardware/services providers to administer sales presentations; to identify and generate more opportunities in the commercial business landscape
•	Assist the Corporate Reporting & External Reporting team with period-end deliverables and other ad-hoc reporting as required
•	Recorded project details such as task progress, resources costs and allocated budgets to analyze performance, generate performance reports for key leaders and implement corrective measures

York University

April 2019 - September 2020, North York, ON

Winters College Orientation Director

•	Worked closely, on a weekly basis throughout the Summer, with the President and Treasurer, regarding all monetary transactions pertaining to Orientation, and to keep an accurate record of the same
•

Created up to date schedules of all Winters Orientation Week events, and to distribute these schedules to all Winters First year students and any constituencies, offices or organizations requiring such schedules

•

Responsible for formulating, with the guidance of the President, Assistant Orientation Chair, and the Treasurer, a budget for the Winters Orientation Week. Becoming familiar with the method by which bills, advances and reimbursements are processed.

Superkick’d Studios

January 2015 - August 2020, TORONTO ON

Social Media Coordinator/Marketing

•	Hosts pre-show talk show engaging with audience members live on camera, asking various questions and hyping up the audience while involving them with their favorite wrestler personalities
•

In charge of handling, and maintaining all social media pages and engaging with the followers through various platforms such as Facebook, twitter, and Instagram providing updates about shows and various programs

•	Ensure that ring set up for venue is done is an orderly fashion, while also making sure that all safety codes are upheld and the venue is reflecting

EDUCATION

Schulich School Of Business York University - Bachelor of Business Administration BBA

September 2015 - October 2020, NORTH YORK ON

●

Activities and societies: AIESEC York, LEAF mentor, SPP Mentor, Schulich Ambassador, Frosh Executive Team, Corporate Social Responsibility Society, JDCC Academics, Undergraduate Business Society, York Orientation Directors Association, College Presidents Association

SKILLS:

•	Experienced in Power Bi reporting
•	Experienced in Adobe Premier Products
•	Fluent in English, French,

The specific experience, qualifications, attributes, and skills led to the appointment of Mr. Anton Mikhalev as our President.

MARIA TOMSKAIA - Treasurer

Ms. Maria Tomskaia has been our Treasurer since July 4, 2021.

Ms. Tomskaia schedule currently allows her to spend up to 12 hours per week on company’s operations. He indicates willingness to devote more of her time and resources as our business grows.

PROFESSIONAL EXPERIENCE

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

During the past ten years, Mr. Anton Mikhalev and Ms. Maria Tomskaia have not been the subject of any the following events:

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

Director Independence

As of September 30, 2023 we do not have any independent Directors.

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

Since our incorporation on May 3, 2021, we have not compensated and have no arrangements to compensate our President for his services. However, we anticipate that the President will receive compensation from the Company once cash flow that we generate from operations significantly exceeds our total expenses. We have not granted any stock options to our President; there are no retirement, pension, or profit-sharing plans for the benefit of the President.  We have not entered into any employment or consulting agreements with our President. However, a President of the company has the power to set his own compensation.

The following table sets forth the compensation paid by us for the fiscal year ended September 30, 2022 and 2023 and subsequent thereto, for our President and Treasurer.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation addresses all compensation awarded to, earned by, or paid to our named executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anton Mikhalev (President)	2022	0	0	0	0	0	0	0	0
Anton Mikhalev (President)	2023	0	0	0	0	0	0	0	0
Maria Tomskaia (Treasurer)	2022	0	0	0	0	0	0	0	0
Maria Tomskaia (Treasurer)	2023	0	0	0	0	0	0	0	0

Change of Control

As of September 30, 2023, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides certain information regarding the ownership of our common stock, as of September 30, 2023 and as of the date of the filing of this annual report by:

•	Each of our executive officers;
•	Each director;
•	Each person known to us to own more than 5% of our outstanding common stock; and
•	All of our executive officers and directors and as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Anton Mikhalev (President, CFO and Director)	5,080,000 shares of common stock	67%
Common Stock	Maria Tomskaia (Treasurer)	100,000 shares of common stock	1.34%

The percent of class is based on 7,825,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended September 30, 2023, we had not entered into any transactions with our officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accounting Fees and Services.

During fiscal year ended September 30, 2023, we incurred $15,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements and tax advisory services.  Audit fees incurred during fiscal year 2023 were $13,500.

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

(Registrant)	TANICO INC.

By:	/s/ ANTON MIKHALEV
Anton Mikhalev President and Chief Executive Officer and Chief Financial Officer Tanico Inc.

Date	December 21, 2023

