Form 10-Q
period 2023-12-31
TANICO Inc.
filed 2024-01-24
CIK 1895939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Mr. Anton Mikhalev

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

Yes ☐   No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 24, 2024
Common Stock: $0.001	7,825,000

2

PART I - FINANCIAL INFORMATION

Item1.  Financial Statements (Unaudited)

Tanico Inc.

Quarter Ended December 31, 2023

3

Tanico Inc.
Balance Sheets As of December 31, 2023 (unaudited) and September 30, 2023

	December 31, 2023	September 30, 2023
ASSETS

Current Assets
Cash	$4,849	$14,299
Prepaids and other current assets	-	-
Total Current Assets	4,849	14,299
Non-Current Assets
Property, Plant & Equipment (net)	121	241
Total Non-Current Assets	121	241
Total Assets	$4,970	$14,540

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$2,748	$8,099
Deferred Revenue	-	-
Due to Related Party	18,007	17,791
Total Current Liabilities	20,755	25,890
Total Liabilities	20,755	25,890

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 7,825,000 shares issued and outstanding, respectively	7,825	7,825
Additional Paid-in Capital	25,425	25,425
Accumulated Deficit	(49,035)	(44,600)
Total Stockholders’ Deficit	(15,785)	(11,350)
Total Liabilities and Stockholders’ Deficit	$4,970	$14,540

The accompanying notes are an integral part of these financial statements.

Tanico Inc. Statement of Operations For the Three Months Ended December 31, 2023 and December 31, 2022 Unaudited
	Three months ended December 31, 2023	Three months ended December 31, 2022

REVENUE	$-	$5,000

EXPENSES
Other General and Administrative	389	349
Professional Expenses	4,046	3,572
Total Expenses	4,435	3,921

Income (Loss) from Operations	(4,435)	1,079

Income Tax Expense	-	-

NET INCOME (LOSS) AFTER TAX	$(4,435)	$1,079

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Weighted-Average Number of Common Shares Outstanding	7,825,000	7,859,783

The accompanying notes are an integral part of these financial statements.

Tanico Inc.

Statement of Cash Flows

For the Three Months Ended December 31, 2023 and December 31, 2022

Unaudited

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITES:
Net income (loss)	$(4,435)	$1,079
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	120	120
Change in operating assets and liabilities:
Deferred revenue	-	(5,000)
Accounts payable and accrued expenses	(5,351)	(5,401)
Net cash used in operating activities	(9,666)	(9,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from related party loan	216	192
Proceeds from sale of common shares	-	5,300
Net cash provided by financing activities	216	5,492

Net increase (decrease) in cash	(9,450)	(3,710)

Cash, beginning of period	14,299	33,294
Cash, end of period	$4,849	$29,584

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Tanico Inc. Statements of Shareholders’ Deficit For the three months ended December 31, 2023 and December 31, 2022 Unaudited
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance October 1, 2023	7,825,000	$7,825	25,425	$(44,600)	$(11,350)
Issuance of Common Shares for Cash				-
Net Loss	-	-	-	(4,435)	(4,435)
Balance December 31, 2023	7,825,000	7,825	25,425	$(49,035)	$(15,785)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance October 1, 2022	7,475,000	$7,475	22,275	$(25,578)	$4,172
Issuance of Common Shares for Cash	530,000	530	4,770	-	5,300
Net Loss	-	-	-	1,079	1,079
Balance December 31, 2022	8,005,000	8,005	27,045	$(24,499)	$10,551

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

The interim financial information has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X OR Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations.

The results for the three months ended December 31, 2023 are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report for the year ended September 30, 2023, filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2023 and for the related periods presented.

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

The Company did not have any commitments or contingencies as of December 31, 2023.

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

During the three months period ending December 31, 2023 the Company did not make any sales.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from October 1, 2023 through December 31, 2023.

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

There were no potentially dilutive common shares outstanding for the three months ended December 31, 2023 and 2022.

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

As reflected in the financial statements, the Company is in a startup mode; it had an accumulated deficit from inception (May 3, 2021) to December 31, 2023 of $49,035 and a working capital deficit of $15,906 at December 31, 2023.  To date, the Company generated $5,000 in revenues with one customer.  These factors raise doubt about the Company’s ability to continue as a going concern.

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

Note 4 -Property, Plant and Equipment

As of December 31, 2023 and September 30, 2023 property and equipment were comprised of the following:

	December 31, 2023	September 30, 2023
Computer equipment	$961	$961
Less: accumulated depreciation	(840)	(720)
Total property and equipment, net	$121	$241

Depreciation expenses for the three months ended December 31, 2023 and 2022 were $120 and $120, respectively.  There were no equipment additions or disposals during the reporting quarter.

Note 5– Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

For the period from October 1, 2022 to September 30, 2023, the Company has sold an additional 2,825,000 shares of common stock, par value of $0.001 per share, for the total aggregate proceeds of $28,250, at the selling price of $0.01 per share.

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

As of December 31, 2023 there were 7,825,000 total shares issued and outstanding.

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

Related party loan

As of December 31, 2023 and September 30, 2023, the outstanding balance payable to related party, Nikita Fenev, were $18,007 and $17,791, respectively. The loan is unsecured, non-interest bearing, and due on demand.

Note 7 – Income Tax Provision

	For the Three Months Period Ending
	December 31, 2023	December 31, 2022

Net profit (loss) before income tax	$(4,435)	$1,079
Tax Expense (benefit) at the statutory tax rate	(931)	227
Tax effect of
Valuation allowance	931	-
Net operating loss tax assets deduction	-	(227)
Income tax expense (benefit)	$-	$-

Deferred Tax Assets

At December 31, 2023, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $49,035 that may be offset against future taxable income through 2040.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $10,297 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.

Components of deferred tax assets are as follows:

	December 31, 2023	September 30, 2023

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$49,035	44,600
Effective tax rate	21.0%	21.0%
Expected Income Tax Benefit from NOL Carry-Forward	10,297	9,366
Less: Valuation Allowance	(10,297)	(9,366)
Deferred Tax Asset, Net of Valuation Allowance	$-	-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	December 31, 2023	September 30, 2023

Federal statutory income tax rate	21.0%	21.0%
Increase (reduction) in income tax provision resulting from:
Net Operating Loss (NOL) carry-forward	(21.0%)	(21.0%)
Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has filed its corporation income tax return for the reporting period ended September 30, 2023, which will remain subject to examination by the Internal Revenue Service under the statute of limitations for a period of three (3) years from the date it is filed.

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

Our cash balance is $4,849 as of December 31, 2023.  We believe our cash balance is not sufficient to fund our limited levels of operations for a prolonged period of time.  We have been utilizing funds loaned to the Company by our President.  She has no commitment, arrangement or legal obligation to advance or loan additional funds to the company.  In order to implement our plan of operations for the next twelve-month period, we require a minimum of $25,000 (approximately $15,500 of which are legal and registration fees for a public company) of funding from this offering.  Being a new startup company, we have very limited operating history.  After twelve months period we may need additional financing, for which we currently don’t have any arrangements.

As of December 31, 2023, the total number of issued and outstanding shares was 7,825,000 and the Corporation’s stockholders’ deficit was ($15,785).

Our independent registered public accountant has issued a going concern opinion for September 30, 2023 Financial Statements.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  We have generated no revenue since inception and no significant revenue is anticipated until we complete our initial business development.  There is no assurance we will ever reach that stage.

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

Results of Operations for the Three Months ended December 31, 2023 and December 31, 2022

In the three months ended December 31, 2023 our total operating expenses of $4,435 were comprised of professional fees of $4,046 and general and administrative expenses of $389.  We did not generate any operational revenue during the three months ended December 31, 2023.

This is as compared with revenue of $5,000 and total operating expenses of $3,921 during the quarter ended December 31, 2022; expenses consisted of $3,572 of professional fees and general and administrative expenses of $349.

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

Liquidity and Capital Resources

As of December 31, 2023, the Company had $4,849 of current assets and $20,755 of current liabilities.  The working capital deficit of ($15,906) is insufficient for the Company to remain operational short-term.

During three months ended December 31, 2023, the net decrease in cash was ($9,450).  The Company used ($9,666) in operating cash resources (operating loss and reduction in accrued liabilities), and generated $216 from financing activities (Director’s loan).

During three months ended December 31, 2022, the net decrease in cash was ($3,710).  The Company used ($9,202) in operating cash resources (primarily operating loss and reduction in accounts payable), and generated $5,492 from financing activities (primarily due to sales of common shares)

Our negative cash flow per month is: $14,299/3=$4,766 (estimated based on the current period expenses).  Based on this estimate and on current cash on hand we can sustain operations for ~1 month ($4,849/$4,766).  This will change as we are moving to the more active phase of our development

Since inception, we have issued 5,000,000 shares of common stocks to our President and Director, at a price of $0.001 per share, for aggregate value of $5,000.  Additionally, we have issued 2,825,000 shares of common stock to other investors for an aggregated value of $28,250.  The company has an outstanding operating loan of $18,007, owed to related party.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Whitby Ontario Canada on January 24, 2024.

TANICO INC.

By:	/s/ Anton Mikhalev
Name:	Anton Mikhalev
Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Anton Mikhalev
Anton Mikhalev	President, Secretary and Director	January 24, 2024
(Principal Executive, Financial and Accounting Officer)

