Form 10-Q/A
period 2023-06-30
TANICO Inc.
filed 2024-03-22
CIK 1895939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

 (Amendment 1)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 22, 2024
Common Stock: $0.001	7,825,000

EXPLANATORY NOTE

This is Amendment No. 1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2023, which was originally filed with the Securities and Exchange Commission on July 28, 2023.  This Amendment No. 1 is being filed in response to comments provided by the SEC staff in a Comment Letter dated March 12, 2024.

Part I, Item 4, “Controls and Procedures” of the Form 10-Q has been modified in this Amendment No. 1 to reflect the comments in the SEC Comment Letter.

After receiving the SEC Comment letter, we discovered an inadvertent administrative error in Part I Item 4, Controls and Procedures.  The disclosure of controls and procedures has been incorrectly described as “not effective”.

The correct description of the controls and procedures as follows:

“Part I Item 4. Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.”

Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

2

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

3

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Whitby Ontario Canada on March 22, 2024.

TANICO INC.

By:	/s/ Anton Mikhalev
Name:	Anton Mikjalev
Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Anton Mikhalev
Anton Mikhalev	President, Secretary and Director (Principal Executive, Financial and Accounting Officer)	March 22, 2024

4