Form 10-Q/A
period 2023-12-31
TANICO Inc.
filed 2024-03-22
CIK 1895939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No.1)

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

EXPLANATORY NOTE

This is Amendment No. 1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2023, which was originally filed with the Securities and Exchange Commission on January 24, 2024.  This Amendment No. 1 is being filed in response to comments provided by the SEC staff in a Comment Letter dated March 12, 2024.

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

Date: March 22, 2024

4