Form 10-Q/A
period 2023-12-31
TANICO Inc.
filed 2024-04-03
CIK 1895939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 2)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 2, 2024
Common Stock: $0.001	7,825,000

EXPLANATORY NOTE

This is Amendment No. 2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2023, which was originally filed with the Securities and Exchange Commission on January 24, 2024.  This Amendment No. 2 is being filed in response to comments provided by the SEC staff in a Comment Letter dated March 12, 2024.

Part I, Item 4, “Controls and Procedures” of the Form 10-Q has been modified in this Amendment No. 2 to reflect the comments in the SEC Comment Letter.

After receiving the SEC Comment letter, we discovered an inadvertent administrative error in Part I Item 4, Controls and Procedures.  The disclosure of controls and procedures has been incorrectly described as “not effective”.

The correct description of the controls and procedures as follows:

“Part I Item 4. Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.”

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

3

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Whitby Ontario Canada on April 2, 2024.

TANICO INC.

By:	/s/ Anton Mikhalev
Name:	Anton Mikhalev
Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

Date: April 2, 2024

4