Form 10-Q/A
period 2023-12-31
TANICO Inc.
filed 2024-04-03
CIK 1895939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 3)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 3, 2024
Common Stock: $0.001	7,825,000

EXPLANATORY NOTE

This is Amendment No. 3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2023, which was originally filed with the Securities and Exchange Commission on January 24, 2024.  This Amendment No. 3 is being filed in response to comments provided by the SEC staff in a Comment Letter dated March 12, 2024.

Part I, Item 4, “Controls and Procedures” of the Form 10-Q has been modified in this Amendment No. 3 to reflect the comments in the SEC Comment Letter.

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

3

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Whitby Ontario Canada on April 3, 2024.

TANICO INC.

By:	/s/ Anton Mikhalev
Name:	Anton Mikhalev
Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

Date: April 3, 2024

4