Form 10-Q
period 2024-03-31
TANICO Inc.
filed 2024-04-30
CIK 1895939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 30, 2024
Common Stock: $0.001	7,825,000

2

PART I - FINANCIAL INFORMATION

Item1.  Financial Statements (Unaudited)

Tanico Inc.

Quarter Ended March 31, 2024

3

Tanico Inc.
Balance Sheets As of March 31, 2024 (unaudited) and September 30, 2023

	March 31, 2024	September 30, 2023
ASSETS

Current Assets
Cash	$6,322	$14,299
Total Current Assets	6,322	14,299
Non-Current Assets
Property, Plant & Equipment (net)	-	241
Total Non-Current Assets	-	241
Total Assets	$6,322	$14,540

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$2,500	$8,099
Due to Related Party	23,127	17,791
Total Current Liabilities	25,627	25,890
Total Liabilities	25,627	25,890

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, and 7,825,000 shares issued and outstanding, respectively	7,825	7,825
Additional Paid-in Capital	25,425	25,425
Accumulated deficit	(52,555)	(44,600)
Total Stockholders’ Deficit	(19,305)	(11,350)
Total Liabilities and Stockholders’ Deficit	$6,322	$14,540

The accompanying notes are an integral part of these financial statements.

Statement of Operations

For the Three and Six Months Ended March 31, 2024 and 2023

Unaudited

	Three months ended March 31, 2024	Three months ended March 31, 2023	Six months ended March 31, 2024	Six months ended March 31, 2023
REVENUE	$-	$-	$-	$5,000

EXPENSES
Other General and Administrative	322	150	711	499
Professional Expenses	3,198	3,927	7,244	6,869
Total Expenses	3,520	3,447	7,955	7,368

Income (Loss) from Operations	(3,520)	(3,447)	(7,955)	(2,368)

Income Tax Expense	-	-	-	-

NET INCOME (LOSS) AFTER TAX	$(3,520)	$(3,447)	$(7,955)	$(2,368)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-Average Number of Common Shares Outstanding	7,825,000	8,003,889	7,825,000	7,931,044

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

For the Six Months Ended March 31, 2024 and 2023

Unaudited

	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITES:
Net income (loss)	$(7,955)	$(2,368)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	240	240
Change in operating assets and liabilities:
Deferred revenue	-	(5,000)
Accounts payable and accrued expenses	(5,599)	(5,401)
Other Payable	-	1,000
Net cash used in operating activities	(13,314)	(11,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from related party loan	5,337	192
Proceeds from sale of common shares	-	4,300
Net cash provided by financing activities	5,337	4,492

Net increase (decrease) in cash	(7,977)	(7,037)

Cash, beginning of period	14,299	33,294
Cash, end of period	$6,322	$26,257

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Tanico Inc. Statements of Shareholders’ Equity (Deficit) For the Six Months Ended March 31, 2024 and 2023 Unaudited
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance September 30, 2023	7,825,000	$7,825	$25,425	$(44,600)	$(11,350)
Net Income	-	-	-	(4,435)	(4,435)
Balance December 31, 2023	7,825,000	7,825	25,425	$(49,035)	(15,785)
Net Loss				(3,520)	(3,520)
Balance March 31, 2024	7,825,000	$7,825	$25,425	$(52,555)	$(19,305)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance September 30, 2022	7,475,000	$7,475	$22,275	$(25,578)	4,172
Issuance of Common Shares for Cash	530,000	530	4,770	-	5,300
Net Loss				1,079	1,079
Balance December 31, 2022	8,005,000	8,005	27,045	$(24,499)	$10,551
Cancellation of Common Shares	(100,000)	(100)	(900)	-	(1,000)
Net Loss				(3,447)	(3,447)
Balance March 31, 2023	7,905,000	$7,905	$26,145	$(27,946)	6,104

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

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

The results for the six months ended March 31, 2024 are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report for the year ended September 30, 2023, filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2024 and for the related periods presented.

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

The Company did not have any commitments or contingencies as of March 31, 2024.

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

During the six months period ending March 31, 2024 the Company did not make any sales.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from October 1, 2023 through March 31, 2024

Net Income (Loss) per Common Share

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

There were no potentially dilutive common shares outstanding for the three and six months ended March 31, 2024 and 2023.

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

Note 3 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company is in a startup mode; it had an accumulated deficit from inception (May 3, 2021) to March 31, 2024 of $52,555 and a working capital deficit of $19,305 at March 31, 2024.  To date, the Company only generated $5,000 in revenues with one customer.  These factors raise doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Property, Plant and Equipment

As of March 31, 2024 and September 30, 2023 property and equipment were comprised of the following:

	March 31, 2024	September 30, 2023
	(Unaudited)
Computer equipment	$961	$961
Less: accumulated depreciation	(961)	(720)
Total property and equipment, net	$-	$241

Depreciation expenses for the six months ended March 31, 2024 were $240 and for the six months ended March 31, 2023 were $240.  There were no equipment additions or disposals during the reporting period.  Cost of computer equipment was fully amortized as of March 31, 2024.

Note 5 - Stockholders’ Equity

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

As of March 31, 2024 there were 7,825,000 total shares issued and outstanding.

Note 6 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anton Mikhalev	President
Nikita Fenev	Shareholder

Related party loan

During the six months ended March 31, 2024, Mr. Anton Mikhalev, the President and a director of the Company, had advanced the Company $5,336 for working capital, received $0 from the Company as repayments. The outstanding balance payable to Anton Mikhalev was $5,336 and $0 as of March 31, 2024 and September 30, 2023, respectively.

The outstanding balance payable to Nikita Fenev was $17,791 as of March 31, 2024 and September 30, 2023.

The loans above are unsecured, non-interest bearing, and due on demand.

Note 7 - Income Tax Provision

	For the Six Months Period Ended
	March 31, 2024	March 31, 2023

Net profit (loss) before income tax	$(7,955)	$(2,368)
Tax Expense (benefit) at the statutory tax rate	(1,671)	(499)
Tax effect of
Valuation allowance	1,671	499
Net operating loss tax assets deduction		-
Income tax benefit	$-	$-

Deferred Tax Assets

At March 31, 2024, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $52,555 that may be offset against future taxable income through 2040.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $11,037 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.

Components of deferred tax assets are as follows:

	March 31, 2024	September 30, 2023

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$52,555	44,600
Effective tax rate	21.0%	21.0%
Expected Income Tax Benefit from NOL Carry-Forward	11,037	9,366
Less: Valuation Allowance	(11,037)	(9,366)
Deferred Tax Asset, Net of Valuation Allowance	$-	-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	March 31, 2024	September 30, 2023

Federal statutory income tax rate	21.0%	21.0%
Increase (reduction) in income tax provision resulting from:
Net Operating Loss (NOL) carry-forward	(21.0%)	(21.0%)
Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has filed its corporation income tax return for the reporting period ended September 30, 2023, which will remain subject to examination by the Internal Revenue Service under the statute of limitations for a period of three (3) years from the date it is filed.

Note 8 - Subsequent Events

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

Our cash balance is $6,322 as of March 31, 2024.  We believe our cash balance is not sufficient to fund our limited levels of operations for a prolonged period of time.  We have been utilizing funds loaned to the Company by our President.  She has no commitment, arrangement or legal obligation to advance or loan additional funds to the company.  In order to implement our plan of operations for the next twelve-month period, we require a minimum of $25,000 (approximately $15,500 of which are legal and registration fees for a public company) of funding from this offering.  Being a new startup company, we have very limited operating history.  After twelve months period we may need additional financing, for which we currently don’t have any arrangements.

As of March 31, 2024, the total number of issued and outstanding shares was 7,825,000 and the Corporation’s stockholders’ equity was $33,250.

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

Results of Operations for the Three and Six Months ended March 31, 2024 and 2023

In the three months ended March 31, 2024 our total operating expenses of $3,520 were comprised of professional fees of $3,198 and general and administrative expenses of $322.  We did not generate any operational revenue during the three months ended March 31, 2024.

This is as compared with total operating expenses of $3,447 during the quarter ended March 31, 2023; expenses consisted of $3,297 of professional fees and general and administrative expenses of $150.

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

Liquidity and Capital Resources

As of March 31, 2024, the Company had $6,322 of current assets and $25,627 of current liabilities.  The working capital deficit of ($19,305) is insufficient for the Company to remain operational long-term.

During six months ended March 31, 2024, the net decrease in cash was ($7,977).  The Company used ($13,314) in operating cash resources (net operating loss and reduction in accrued liabilities), and generated $5,337 from financing activities (advances by director).

During six months ended March 31, 2023, the net decrease in cash was ($7,037).  The Company used ($11,529) in operating cash resources (reduction in unearned revenue and accounts payable), and generated $4,492 from financing activities (primarily due to sales of common shares).

Our negative cash flow per month is: $7,977/3=$2,659 (estimated based on the current period expenses).  Based on this estimate and on current cash on hand we can sustain operations for ~0.2 years ($6,322/$2,659).  This will change as we are moving to the more active phase of our development.

Since inception, we have issued 5,000,000 shares of common stocks to our President and Director, at a price of $0.001 per share, for aggregate value of $5,000.  Additionally, we have issued 2,825,000 shares of common stock to other investors for an aggregated value of $28,250.  Our Director provided $23,127 in operating loan to the company.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024.  Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Whitby Ontario Canada on April 30, 2024.

TANICO INC.

By:	/s/ Anton Mikhalev
Name:	Anton Mikhalev
Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Anton Mikhalev
Anton Mikhalev	President, Secretary and Director (Principal Executive, Financial and Accounting Officer)	April 30, 2024

