Form 10-K
period 2024-09-30
TANICO Inc.
filed 2024-12-31
CIK 1895939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

As of March 31, 2024 the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to March 31, 2024, was $26,450.00.

As of December 30, 2024, the registrant had 7,825,000 shares of common stock issued and outstanding.

No market value has been computed based upon the fact that no active trading market has been established as of December 30, 2024.

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

Number of Holders

As of September 30, 2024, the 7,825,000 issued and outstanding shares of common stock were held by a total of 34 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended September 30, 2024. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

As of September 30, 2024 our cash balance was $9,611. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing funds received from our President and Director, as well as funds from the proceeds of shares issuance. Our officer and director has no commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require a minimum of $25,000 (approximately $15,000 of which are legal and registration fees for a public company) of funding from this offering. Being a development stage company, we have very limited operating history. After twelve months period we may need additional financing, for which we currently don’t have any arrangements.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. For the year ended September 30, 2024 we have incurred a loss of $20,967 with total accumulated deficit of $65,567; no significant revenue is anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

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

Results of Operations for the year ended September 30, 2024

For year ended September 30, 2024, we have not generated any revenue, our total operating expenses of $29,967 were comprised of professional fees of $19,437 and general and administrative expenses of $1,530 as compared with total operating expenses of $19,022, which included $22,463 of professional fees and $1,559 in general and administrative expenses for the year ended September 30, 2023.

For the year ended September 30, 2024, cash used in operations was $20,726 compared with $23,443 for the fiscal year ended September 30, 2023. Difference from year to year due to lower revenue in the current year and unearned revenue adjustment of $5,000 in 2023.

For the year ended September 30, 2024, cash generated from financing activities was $16,038 compared with $4,448 for the year ended September 30, 2023. Difference from year to year is primarily due to increase in Director’s Loan.

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

Liquidity and Capital Resources

As of September 30, 2024, the Company had $9,611 cash and current liabilities of $41,928 as compared with $14,299 of cash and $25,890 of current liabilities as of September 30, 2023. The net operating capital of the Company is not sufficient for the Company to remain operational long-term.

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

Going Concern Consideration

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. The Company’s cash position may not be sufficient to support its daily operations. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. If we sell at least 25% of the shares in the offering we believe that we will have the resources to operate for the next 12 months, including for the costs associated with becoming a publicly reporting company. The company anticipates over the next 12 months the cost of being a reporting public company will be approximately $25,000.

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

Tanico Inc. September 30, 2024 Index to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of Tanico Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tanico Inc. (the Company) as of September 30, 2024, and the related statements of operations, stockholders’ equity, and cash flows for the two-years in the period ended September 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the two-years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a start-up company and had incurred substantial losses during the year and limited working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

JLKZ CPA LLP. (PCAOB ID 6519)

Flushing, New York

December 30, 2024

Tanico Inc.
Balance Sheets As of September 30, 2024 and September 30, 2023

	September 30, 2024	September 30, 2023
ASSETS

Current Assets
Cash	$9,611	$14,299
Total Current Assets	9,611	14,299
Non-Current Assets
Property, Plant & Equipment (net)	-	241
Total Non-Current Assets	-	241
Total Assets	$9,611	$14,540

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$8,099	$8,099
Due to Related Party	33,829	17,791
Total Current Liabilities	41,928	25,890
Total Liabilities	41,928	25,890

Commitments and contingencies	-	-

Stockholders’ Deficit
Common Stock, $0.001 par value, 75,000,000 shares authorized, 7,825,000 and 7,825,000 shares issued and outstanding, respectively	7,825	7,825
Additional Paid-in Capital	25,425	25,425
Accumulated deficit	(65,567)	(44,600)
Total Stockholders’ Deficit	(32,317)	(11,350)
Total Liabilities and Stockholders’ Deficit	$9,611	$14,540

The accompanying notes are an integral part of these financial statements.

Tanico Inc. Statement of Operations For the Years Ended September 30, 2024 and September 30, 2023

	September 30, 2024	September 30, 2023

REVENUE	$-	$5,000

EXPENSES
General and Administrative Expenses	1,530	1,559
Professional Fees	19,437	22,463
Total Expenses	20,967	24,022

Loss from Operations	(20,967)	(19,022)

Income Tax Expense	-	-

NET LOSS AFTER TAX	$(20,967)	$(19,022)

Basic and Diluted Net Loss per Common Share	$0.00	$0.00

Weighted-Average Number of Common Shares Outstanding	7,825,000	7,888,397

The accompanying notes are an integral part of these financial statements.

Tanico Inc. Statement of Cash Flows For the Years Ended September 30, 2024 and September 30, 2023

	September 30, 2024	September 30, 2023

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(20,967)	$(19,022)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	241	480
Change in operating assets and liabilities:
Deferred revenue	-	(5,000)
Accounts Payable and accrued expenses	-	99
Net cash used in operating activities	(20,726)	(23,443)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from related party loan	16,038	948
Proceeds from sale of common shares	-	3,500
Net cash provided by financing activities	16,038	4,448

Net decrease in cash	(4,688)	(18,995)

Cash, beginning of period	14,299	33,294
Cash, end of period	$9,611	14,299

Supplemental disclosure of cash flow information
Cash paid for
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

Tanico Inc. Statements of Shareholders’ Deficit For the Year Ended September 30, 2024 and September 30, 2023
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance September 30, 2023	7,825,000	$7,825	$25,425	($44,600)	($11,350)
Net Loss	-	-	-	(20,967)	(20,967)
Balance September 30, 2024	7,825,000	$7,825	$25,425	($65,567)	($32,317)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance September 30, 2022	7,475,000	$7,475	$22,275	($25,578)	$4,172
Net Loss	-	-	-	(19,022)	(19,022)
Cancellation of Common Shares for Cash	(180,000)	(180)	(1,620)	-	(1,800)
Issuance of Common Shares for Cash	530,000	530	4,770	-	5,300
Balance September 30, 2023	7,825,000	$7,825	$25,425	($44,600)	($11,350)

The accompanying notes are an integral part of these financial statements.

Tanico Inc.

Notes to the Financial Statements

September 30, 2024

Note 1 - Organization and Operations

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2024 and for the related periods presented.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimate(s) and assumption(s) affecting the financial statements was (were) as follows:

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

The Company did not have any commitments or contingencies as of September 30, 2024.

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

During the year ended September 30, 2024, the Company did not generate any revenue.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended September 30, 2024.

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

There were no potentially dilutive common shares outstanding for the years ended September 30, 2024 and 2023.

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

As reflected in the financial statements, the Company is in a startup mode; it had an accumulated deficit of $65,567 and a working capital deficit of $32,317 at September 30, 2024.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property, Plant and Equipment

As of September 30, 2024 and September 30, 2023 property and equipment were comprised of the following:

	September 30, 2024	September 30, 2023

Computer equipment	$961	$961
Less: accumulated depreciation	(961)	(720)
Total property and equipment, net	$-	$241

Depreciation expenses for the year ended September 30, 2024 were $241 and for the year ended September 30, 2023 were $480.  There were no equipment additions or disposals during the reporting period.  Cost of computer equipment was fully amortized as of September 30, 2024.

Note 5 – Stockholder's Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

For the year ended September 30, 2023, the Company sold 530,000 shares of Common Stock, par value $0.001 per share for the total aggregated price of $5,300 for cash.

For the year ended September 30, 2023, 180,000 shares were cancelled by certain shareholders, resulting in $1,800 to be returned to the shareholders.

All shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

As of September 30, 2024, there were 7,825,000 total shares issued and outstanding.

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company has transactions are:

Related Parties	Relationship

Anton Mikhalev	President, CEO, Chief Financial Officer, Secretary and director
Nikita Fenev	Shareholder

Related party loan

During the year ended September 30, 2024, Mr. Anton Mikhalev advanced the Company $16,038.

As of September 30, 2024 and 2023, the outstanding balance payable to related party were $33,829 and $17,791 respectively.  The advances are unsecured, non-interest bearing, and due on demand.

Related Parties	September 30, 2024	September 30, 2023
Anton Mikhalev	$16,038	$-
Nikita Fenev	17,791	17,791
Total	$33,829	$17,791

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

Note 8  – Income Tax Provision

Deferred Tax Assets

At September 30, 2024, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $65,567 that may be offset against future taxable income through 2040.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $13,769 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The current valuation of tax allowance is n/a as of September 30, 2024.

Components of deferred tax assets are as follows:

	September 30, 2024	September 30, 2023
Net deferred tax assets – Non-current:
Net operating loss carry forward	$65,567	44,600
Effective tax rate	21%	21%
Expected income tax benefit from NOL carry-forwards	13,769	9,366
Less valuation allowance	(13,769)	(9,366)
Deferred tax assets, net of valuation allowance	$-	-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the year ended September 30, 2024	For the year ended September 30, 2023
Federal statutory income tax rate	21.0%	21.0%
Increase (reduction) in income tax provision resulting from:
Net operating loss (“NOL”) carry-forwards	(21.0%)	(21.0%)
Effective income tax rate	0.0%	0.0

Tax Returns Remaining subject to IRS Audits

The Company has filed its corporation income tax return for the fiscal year ended September 30, 2023, which will remain subject to examination by the Internal Revenue Service under the statute of limitations for a period of three (3) years from the date it is filed.

Note 9 – Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Subsequent to the date the financial statements were available to be issued there were no other subsequent event that would require disclosure to or adjustment to the financial statements.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024.  Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023, based on the framework in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of September 30, 2024.  JLKZ CPA LLP, an independent registered public accounting firm express no opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting were identified as having occurred during the fiscal year ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

No report required.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following are biographical summaries and a description of the business experience of those individuals who serve as executive officers and directors of Tanico Inc.

Name	Age	Position

Anton Mikhalev	28	President, Chief Financial Officer, Secretary, Chief Executive Officer and member of the Board of Directors.

Maria Tomskaia	29	Treasurer

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

•

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

ACHIEVEMENTS

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

Director Independence

As of September 30, 2024 we do not have any independent Directors.

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

The following table sets forth the compensation paid by us for the fiscal year ended September 30, 2023 and 2024 and subsequent thereto, for our President and Treasurer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation addresses all compensation awarded to, earned by, or paid to our named executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anton Mikhalev (President)	2023	0	0	0	0	0	0	0	0
Anton Mikhalev (President)	2024	0	0	0	0	0	0	0	0
Maria Tomskaia (Treasurer)	2023	0	0	0	0	0	0	0	0
Maria Tomskaia (Treasurer)	2024	0	0	0	0	0	0	0	0

As of September 30, 2024, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides certain information regarding the ownership of our common stock, as of September 30, 2024 and as of the date of the filing of this annual report by:

•	Each of our executive officers;
•	Each director;
•	Each person known to us to own more than 5% of our outstanding common stock; and
•	All of our executive officers and directors and as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Anton Mikhalev (President, CFO and Director)	5,080,000 shares of common stock	64.9%
Common Stock	Maria Tomskaia (Treasurer)	100,000 shares of common stock	1.29%

The percent of class is based on 7,825,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended September 30, 2024, we had not entered into any transactions with our officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accounting Fees and Services.

During fiscal year ended September 30, 2024, we incurred $16,100 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements and tax advisory services. Audit fees incurred during fiscal year 2023 were $15,500.

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

23.1	Consent of Independent Registered Public Accounting Firm - JLKZ CPA LLP

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley act of 2002

31.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350 as Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) TANICO INC.

By:	/s/ ANTON MIKHALEV
Anton Mikhalev President and Chief Executive Officer and Chief Financial Officer Tanico Inc.

Date	December 31, 2024

