Form 10-Q
period 2025-06-30
TANICO Inc.
filed 2025-08-08
CIK 1895939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 10, 2025
Common Stock: $0.001	7,825,000

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Tanico Inc.

Quarter Ended June 30, 2025

3

Tanico Inc.
Balance Sheets As of June 30, 2025 (unaudited) and September 30, 2024

	June 30, 2025	September 30, 2024
ASSETS

Current Assets
Cash	$893	$9,611
Total Current Assets	893	9,611
Non-Current Assets
Property, Plant & Equipment (net)	-	-
Total Non-Current Assets		-
Total Assets	$893	$9,611

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$99	$8,099
Due to Related Party	44,530	33,829
Total Current Liabilities	44,629	41,928
Total Liabilities	44,629	41,928

Commitments and contingencies		-

Stockholders’ Deficit
Common Stock, $0.001 par value, 75,000,000 shares authorized, and 7,825,000 shares issued and outstanding, respectively	7,825	7,825
Additional Paid-in Capital	25,425	25,425
Accumulated deficit	(76,986)	(65,567)
Total Stockholders’ Deficit	(43,736)	(32,317)
Total Liabilities and Stockholders’ Deficit	$893	$9,611

The accompanying notes are an integral part of these financial statements.

Statement of Operations

For the Three and Nine Months Ended June 30, 2025 and 2024

Unaudited

	Three months ended June 30, 2025	Three months ended June 30, 2024	Nine months ended June 30, 2025	Nine months ended June 30, 2024
REVENUE	$-	$-	$-	$-

EXPENSES
General and Administrative	767	761	929	1,472
Professional Expenses	3,297	3,396	10,491	10,640
Total Expenses	4,064	4,157	11,420	12,112

Loss from Operations	(4,064)	(4,157)	(11,420)	(12,112)

Income Tax Expense	-	-	-	-

NET LOSS AFTER TAX	$(4,064)	$(4,157)	$(11,420)	$(12,112)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-Average Number of Common Shares Outstanding	7,825,000	7,825,000	7,825,000	7,825,000

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

For the Nine Months Ended June 30, 2025 and June 30, 2024

Unaudited

	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(11,420)	$(12,112)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	-	241
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(8,000)	(5,500)
Net cash used in operating activities	(19,420)	(17,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from related party loan	10,702	11,038
Net cash provided by financing activities	10,702	11,038

Net decrease in cash	(8,718)	(6,333)

Cash, beginning of period	9,611	14,299
Cash, end of period	$893	$7,966

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Tanico Inc. Statements of Shareholders’ Equity (Deficit) For the Nine Months Ended June 30, 2025 and 2024 Unaudited
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance September 30, 2024	7,825,000	$7,825	$25,425	$(65,567)	$(32,317)
Net Loss	-	-	-	(3,982)	(3,982)
Balance December 31, 2024	7,825,000	7,825	25,425	(69,549)	(36,299)
Net Loss				(3,373)	(3,373)
Balance March 31, 2025	7,825,000	7,825	25,425	(72,922)	(39,672)
Net Loss				(4,064)	(4,064)
Balance June 30, 2025	7,825,000	$7,825	$25,425	$(76,986)	$(43,736)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance September 30, 2023	7,825,000	$7,825	$25,425	$(44,600)	$(11,350)
Net Loss	-	-	-	(4,435)	(4,435)
Balance December 31, 2023	7,825,000	7,825	25,425	(49,035)	(15,785)
Net Loss				(3,520)	(3,520)
Balance March 31, 2024	7,825,000	7,825	25,425	(52,555)	(19,305)
Net Loss				(4,157)	(4,157)
Balance June 30, 2024	7,825,000	$7,825	$25,425	$(56,712)	$(23,462)

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2025

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

The results for the nine months ended June 30, 2025 are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report for the year ended September 30, 2024, filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2025 and for the related periods presented.

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

The Company did not have any commitments or contingencies as of June 30, 2025.

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

During the nine months period ending the Company did not make any sales.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from September 30, 2024 through June 30, 2025

Net Income (Loss) per Common Share

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

There were no potentially dilutive common shares outstanding for the three and nine months ended June 30, 2025 and 2024.

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

As reflected in the financial statements, the Company is in a startup mode; it had an accumulated deficit from inception (May 3, 2021) to June 30, 2025 of $76,986 and a working capital deficit of $43,736 at June 30, 2025.  To date, the Company only generated $5,000 in revenues with one customer.  These factors raise doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Property, Plant and Equipment

As of June 30, 2025 and September 30, 2024 property and equipment were comprised of the following:

	June 30, 2025	September 30, 2024
	(Unaudited)
Computer equipment	$961	$961
Less: accumulated depreciation	(961)	(961)
Total property and equipment, net	$-	$-

There were no equipment additions or disposals during the reporting period.  Cost of computer equipment was fully depreciated as of June 30, 2025.

Note 5 - Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

No new shares were issued for the nine months ended June 30, 2025.

As of June 30, 2025 and September 30, 2024 there were 7,825,000 total shares issued and outstanding, respectively.

Note 6 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anton Mikhalev	President
Nikita Fenev	Shareholder

Related party loan

During the nine months ended June 30, 2025, Mr. Anton Mikhalev, the President and a director of the Company, had advanced the Company $10,701 for working capital, received $0 from the Company as repayments.

The outstanding balance payable to Anton Mikhalev was $26,739 as of June 30, 2025 and $16,038 as of September 30, 2024, respectively.

The outstanding balance payable to Nikita Fenev was $17,791 as of June 30, 2025 and September 30, 2024, respectively.

Total amount due to related parties was $44,530 as of June 30, 2025 and $33,829 as of September 30, 2024.

The loans above are unsecured, non-interest bearing, and due on demand.

Note 7 - Income Tax Provision

	For the Nine Months Period Ended
	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)
Net profit (loss) before income tax	$(11,420)	$(12,112)
Tax Expense (benefit) at the statutory tax rate	(2,398)	(2,544)
Tax effect of
Valuation allowance	2,398	2,544
Net operating loss tax assets deduction		-
Income tax benefit	$-	$-

Deferred Tax Assets

At June 30, 2025, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $76,986 that may be offset against future taxable income through 2040.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $16,167 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.

Components of deferred tax assets are as follows:

	June 30, 2025 (Unaudited)	September 30, 2024

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$76,986	65,567
Effective tax rate	21%	21.0%
Expected Income Tax Benefit from NOL Carry-Forward	16,167	13,769
Less: Valuation Allowance	(16,167)	(13,769)
Deferred Tax Asset, Net of Valuation Allowance	$-	-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	June 30, 2025 (Unaudited)	September 30, 2024

Federal statutory income tax rate	21.0%	21.0%
Increase (reduction) in income tax provision resulting from:
Net Operating Loss (NOL) carry-forward	(21.0)%	(21.0)%
Effective income tax rate	0.0%	0.0%

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

Our cash balance is $893 as of June 30, 2025.  We believe our cash balance is not sufficient to fund our limited levels of operations for a prolonged period of time.  We have been utilizing funds loaned to the Company by our President.  She has no commitment, arrangement or legal obligation to advance or loan additional funds to the company.  In order to implement our plan of operations for the next twelve-month period, we require a minimum of $25,000 (approximately $15,500 of which are legal and registration fees for a public company) of funding from this offering.  Being a new startup company, we have very limited operating history.  After twelve months period we may need additional financing, for which we currently don’t have any arrangements.

As of June 30, 2025, the total number of issued and outstanding shares was 7,825,000 and the Corporation’s stockholders’ deficit was $(43,736).

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

Results of Operations for the Three and Nine Months ended June 30, 2025 and 2024

In the three months ended June 30, 2025 our total operating expenses of $4,064 were comprised of professional fees of $3,297 and general and administrative expenses of $767.  We did not generate any operational revenue during the three months ended June 30, 2025.  This is as compared with total operating expenses of $4,157 during the quarter ended June 30, 2024; expenses consisted of $3,396 of professional fees and general and administrative expenses of $761.

In the nine months ended June 30, 2025 our total operating expenses of $11,420 were comprised of professional fees of $10,491 and general and administrative expenses of $929.  We did not generate any operational revenue during the nine months ended June 30, 2025.  This is as compared with total operating expenses of $12,112 during the nine months ended June 30, 2024; expenses consisted of $10,640 of professional fees and general and administrative expenses of $1,472.

We have prepared an internal business plan.

Activities to Date

A substantial portion of our activities to-date has been focused on developing a sound business plan. We have also established the company’s office. Office was provided to us by our investor free of charge.

In April 2025, the company initiated the design and development of two new games: "The Adventure of Giggly Numbers" and "Invisible Crypto-Coin".

"The Adventure of Giggly Numbers" is targeted toward younger children, introducing them to simple numbers along with basic addition and subtraction in a fun, engaging, and colorful environment.

"Invisible Crypto-Coin" aims to provide a basic introduction to the concept of cryptocurrency in an accessible and simplified manner.

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had $893 of current assets and $44,629 of current liabilities.  The working capital deficit of ($43,736) is insufficient for the Company to remain operational long-term.

During nine months ended June 30, 2025, the net decrease in cash was ($8,718).  The Company used ($19,420) in operating cash resources (net operating loss and reduction in accrued liabilities), and generated $10,702 from financing activities (advances by director).

During nine months ended June 30, 2024, the net decrease in cash was ($6,333).  The Company used ($17,371) in operating cash resources (reduction in unearned revenue and accounts payable), and generated $11,038 from financing activities (primarily advances by director).

Our negative cash flow per month is: $4,064/3=$1,355 (estimated based on the current period expenses).  Based on this estimate and on current cash on hand we can sustain operations for ~0.06 years ($893/$1,355).  This will change as we are moving to the more active phase of our development.

Since inception, we have issued 5,000,000 shares of common stocks to our President and Director, at a price of $0.001 per share, for aggregate value of $5,000.  Additionally, we have issued 2,825,000 shares of common stock to other investors for an aggregated value of $28,250.  Our Director provided $26,736 in operating loan to the company.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025.  Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Whitby Ontario Canada on August 8, 2025

TANICO INC.

By:	/s/ Anton Mikhalev
Name:	Anton Mikhalev
Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Anton Mikhalev
Anton Mikhalev	President, Secretary and Director (Principal Executive, Financial and Accounting Officer)	August 8, 2025

