Form 10-K
period 2025-09-30
TANICO Inc.
filed 2025-12-29
CIK 1895939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

As of March 31, 2025 the last day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s common stock. Accordingly, the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined as of that date.

As of December 29, 2025, the registrant had 7,825,000 shares of common stock issued and outstanding.

No market value has been computed based upon the fact that no active trading market has been established as of December 29, 2025.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There has been no market for our securities. Our common stock is not traded on any exchange or on the over-the-counter market. After the effective date of the registration statement relating to this prospectus, we hope to have a market maker file an application with the Financial Industry Regulatory Authority (“FINRA”) for our common stock to be eligible for trading on the OTCQB or another quotation board. We do not yet have a market maker who has agreed to file such application. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. Consequently, a purchaser of our common stock may find it difficult to resell the securities offered herein should the purchaser desire to do so when eligible for public resale. As of September 30, 2025, no shares of our common stock have traded.

Number of Holders

As of September 30, 2025, the 7,825,000 issued and outstanding shares of common stock were held by a total of 34 shareholders of record.

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

As of September 30, 2025 our cash balance was $20,000. We believe our cash balance is not sufficient to fund our limited levels of operations for a sustainable period of time. We have been utilizing funds received from our President and Director, as well as funds from the proceeds of shares issuance. Our officer and director has no commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require a minimum of $25,000 (approximately $15,000 of which are legal and registration fees for a public company) of funding from this offering. Being a development stage company, we have very limited operating history. After twelve months period we may need additional financing, for which we currently don’t have any arrangements.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. For the year ended September 30, 2025 we have incurred a loss of $312 with total accumulated deficit of $65,879; no significant revenue is anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

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

Results of Operations for the year ended September 30, 2025

For the year ended September 30, 2025, the Company recognized revenue of $19,985 from the sale of its proprietary web-based gaming application, which was designed and developed by the Company. The application was sold to a single commercial customer, and the transaction included the transfer of ownership and all related intellectual property rights.

Our total operating expenses of $20,297 were comprised of professional fees of $19,288 and general and administrative expenses of $1,009 as compared with total operating expenses of $20,967, which included $19,437 of professional fees and $1,530 in general and administrative expenses for the year ended September 30, 2024.

For the year ended September 30, 2025, cash used in operations was $312 compared with $20,726 for the fiscal year ended September 30, 2024. Difference from year to year due to higher revenue in the current year. The increase in revenue did not result in higher cash usage because the Company’s product was developed by its directors and officers, who have not received compensation for their services during the period as the Company remains in the startup phase. Accordingly, no incremental costs of goods sold or operating expenses were incurred in connection with the revenue generated, and cash expenditures remained consistent year over year.

For the year ended September 30, 2025, cash generated from financing activities was $10,701 compared with $16,038 for the year ended September 30, 2024. Difference from year to year is primarily due to decrease in Director’s Loan.

To date we have sold 7,825,000 shares of common stock.

Activities to Date

The Company is an early-stage software development company focused on creating educational and gaming applications. The Company designs and develops gaming software for children, which is packaged and delivered as web-based applications. Since inception, we have developed and sold two games in packaged web-based format, generating total revenue of $24,985.

Our first software product, currently marketed under the working name “The Adventure of Giggly Numbers”, is an educational and gaming platform designed to make learning mathematics more interactive and engaging for users.

We are also creating a second title, “Invisible Crypto-Coin”, which remains under active development.

The Company has established its office and commenced operations, providing services to two customers to date. A substantial portion of our activities to date has been devoted to becoming a reporting public company, enabling us to access the capital markets to raise additional funds and expand our business.

The Company has developed a Plan of Operations outlining our strategy to enhance product development, increase market awareness, and support future growth initiatives. Our primary objective over the next twelve months is to secure additional financing to further develop our game portfolio, expand marketing efforts, and strengthen our operational infrastructure.

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had $20,000 cash and current liabilities of $52,629 as compared with $9,611 of cash and $41,928 of current liabilities as of September 30, 2024. The net operating capital of the Company is not sufficient for the Company to remain operational long-term.

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

Going Concern Consideration

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. The Company’s cash position may not be sufficient to support its daily operations. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. At this time, our only sources of cash are funds received from the Director’s Loan, revenues generated from product sales, and proceeds from investments made in connection with this offering. We must raise cash to implement our strategy and stay in business. If we sell at least 25% of the shares in the offering we believe that we will have the resources to operate for the next 12 months, including for the costs associated with becoming a publicly reporting company. The company anticipates over the next 12 months the cost of being a reporting public company will be approximately $25,000.

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

Tanico Inc. September 30, 2025 Index to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Tanico Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tanico Inc. (the Company) as of September 30, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for the two-years in the period ended September 30, 2025 and 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the two-years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

JLKZ CPA LLP. (PCAOB ID 6519)

Flushing, New York

December 24, 2025

Tanico Inc.

Balance Sheets

As of September 30, 2025 and September 30, 2024

	September 30, 2025	September 30, 2024
ASSETS

Current Assets
Cash	$20,000	$9,611
Total Current Assets	20,000	9,611
Non-Current Assets
Property, Plant & Equipment (net)	-	-
Total Non-Current Assets	-	-
Total Assets	$20,000	$9,611

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$8,099	$8,099
Due to Related Party	44,530	33,829
Total Current Liabilities	52,629	41,928
Total Liabilities	52,629	41,928

Commitments and contingencies	-	-

Stockholders’ Deficit
Common Stock, $0.001 par value, 75,000,000 shares authorized, 7,825,000 and 7,825,000 shares issued and outstanding, respectively	7,825	7,825
Additional Paid-in Capital	25,425	25,425
Accumulated deficit	(65,879)	(65,567)
Total Stockholders’ Deficit	(32,629)	(32,317)
Total Liabilities and Stockholders’ Deficit	$20,000	$9,611

The accompanying notes are an integral part of these financial statements.

Tanico Inc.

Statement of Operations

For the Years Ended September 30, 2025 and September 30, 2024

	For the year ended September 30, 2025	For the year ended September 30, 2024

REVENUE	$19,985	$-

EXPENSES
General and Administrative Expenses	1,009	1,530
Professional Fees	19,288	19,437
Total Expenses	20,297	20,967

Loss from Operations	(312)	(20,967)

Income Tax Expense	-	-

NET LOSS AFTER TAX	$(312)	$(20,967)

Basic and Diluted Net Loss per Common Share	$0.00	$0.00

Weighted-Average Number of Common Shares Outstanding	7,825,000	7,825,000

The accompanying notes are an integral part of these financial statements.

Tanico Inc.

Statement of Cash Flows

For the Years Ended September 30, 2025 and September 30, 2024

	For the year ended September 30, 2025	For the year ended September 30, 2024

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(312)	$(20,967)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	-	241
Net cash used in operating activities	(312)	(20,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loan	10,701	16,038
Net cash provided by financing activities	10,701	16,038

Net increase (decrease) in cash	10,389	(4,688)

Cash, beginning of period	9,611	14,299
Cash, end of period	$20,000	9,611

Supplemental disclosure of cash flow information
Cash paid for
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

Tanico Inc.

Statements of Shareholders’ Deficit

For the Year Ended September 30, 2025 and September 30, 2024

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance September 30, 2024	7,825,000	$7,825	$25,425	$(65,567)	$(32,317)
Net Loss	-	-	-	(312)	(312)
Balance September 30, 2025	7,825,000	$7,825	$25,425	$(65,879)	$(32,629)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance September 30, 2023	7,825,000	$7,825	$25,425	$(44,600)	$(11,350)
Net Loss	-	-	-	(20,967)	(20,967)
Balance September 30, 2024	7,825,000	$7,825	$25,425	$(65,567)	$(32,317)

The accompanying notes are an integral part of these financial statements.

Tanico Inc.

Notes to the Financial Statements September 30, 2025

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2025 and for the related periods presented.

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

The Company did not have any commitments or contingencies as of September 30, 2025.

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

During the year ended September 30, 2025, the Company generated $19,985 in revenue from sale of ready-product to one commercial client.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended September 30, 2025.

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

There were no potentially dilutive common shares outstanding for the years ended September 30, 2025 and 2024.

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

As reflected in the financial statements, the Company is in a startup mode; it had an accumulated deficit of $65,879 and a working capital deficit of $32,629 at September 30, 2025.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property, Plant and Equipment

As of September 30, 2025 and September 30, 2024 property and equipment were comprised of the following:

	September 30, 2025	September 30, 2024

Computer equipment	$961	$961
Less: accumulated depreciation	(961)	(961)
Total property and equipment, net	$-	$-

Depreciation expenses for the year ended September 30, 2025 were $0 and for the year ended September 30, 2024 were $241.  There were no equipment additions or disposals during the reporting period.  Cost of computer equipment was fully amortized as of September 30, 2024.

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

As of September 30, 2025, there were 7,825,000 total shares issued and outstanding.

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company has transactions are:

Related Parties	Relationship

Anton Mikhalev	President, CEO, Chief Financial Officer, Secretary and director
Nikita Fenev	Shareholder

Related party loan

During the year ended September 30, 2025, Mr. Anton Mikhalev advanced the Company $10,701.

As of September 30, 2025 and 2024, the outstanding balance payable to related party were $44,530 and $33,829 respectively.  The advances are unsecured, non-interest bearing, and due on demand.

Related Parties	September 30, 2025	September 30, 2024
Anton Mikhalev	$26,739	$16,038
Nikita Fenev	17,791	17,791
Total	$44,530	$33,829

Free Office Space

The Company has been provided office space by its President at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Note 7 – Concentrations, Risk and Uncertainties

Geography:

The Company maintains its head office in Canada and operating in Canada, thus representing a foreign business operation.

Client Concentration:

Our target market is mostly retail customers. Occasionally, the Company may provide consulting or project services to other companies and organizations.

The Company has completed one project for one customer for the year ended September 30, 2025.  We do not have any other pending contracts with this particular customer or any other customers.

Note 8 – Income Tax Provision

Deferred Tax Assets

At September 30, 2025, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $65,879 that may be offset against future taxable income through 2040.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $13,835 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The current valuation of tax allowance is n/a as of September 30, 2025.

Components of deferred tax assets are as follows:

	September 30, 2025	September 30, 2024
Net deferred tax assets – Non-current:
Net operating loss carry forward	$65,879	65,567
Effective tax rate	21%	21%
Expected income tax benefit from NOL carry-forwards	13,835	13,769
Less valuation allowance	(13,835)	(13,769)
Deferred tax assets, net of valuation allowance	$-	-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the year ended September 30, 2025	For the year ended September 30, 2024
Federal statutory income tax rate	21.0%	21.0%
Increase (reduction) in income tax provision resulting from:
Net operating loss (“NOL”) carry-forwards	(21.0)%	(21.0)%
Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has filed its corporation income tax return for the fiscal year ended September 30, 2024, which will remain subject to examination by the Internal Revenue Service under the statute of limitations for a period of three (3) years from the date it is filed.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025.  Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025, based on the framework in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of September 30, 2025.  JLKZ CPA LLP, an independent registered public accounting firm express no opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting were identified as having occurred during the fiscal year ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Director Independence

As of September 30, 2025 we do not have any independent Directors.

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

The following table sets forth the compensation paid by us for the fiscal year ended September 30, 2025 and 2024 and subsequent thereto, for our President and Treasurer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation addresses all compensation awarded to, earned by, or paid to our named executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anton Mikhalev (President)	2024	0	0	0	0	0	0	0	0
Anton Mikhalev (President)	2025	0	0	0	0	0	0	0	0
Maria Tomskaia (Treasurer)	2024	0	0	0	0	0	0	0	0
Maria Tomskaia (Treasurer)	2025	0	0	0	0	0	0	0	0

As of September 30, 2025, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides certain information regarding the ownership of our common stock, as of September 30, 2025 and as of the date of the filing of this annual report by:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended September 30, 2025, we had not entered into any transactions with our officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accounting Fees and Services.

During fiscal year ended September 30, 2025, we incurred $16,100 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements and tax advisory services. Audit fees incurred during fiscal year 2024 were $16,100.

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

(Registrant) TANICO INC.

By:	/s/ ANTON MIKHALEV
Anton Mikhalev President and Chief Executive Officer and Chief Financial Officer Tanico Inc.

Date:	December 29, 2025

