Form 10-Q
period 2025-12-31
TANICO Inc.
filed 2026-02-10
CIK 1895939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 10, 2026
Common Stock: $0.001	7,825,000

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Tanico Inc.

Quarter Ended December 31, 2025

3

Tanico Inc.
Balance Sheets As of December 31, 2025 (unaudited) and September 30, 2025

	December 31, 2025	September 30, 2025
ASSETS

Current Assets
Cash	$10,588	$20,000
Total Current Assets	10,588	20,000
Non-Current Assets
Property, Plant & Equipment (net)	-	-
Total Non-Current Assets		-
Total Assets	$10,588	$20,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$2,748	$8,099
Due to Related Party	44,530	44,530
Total Current Liabilities	47,278	52,629
Total Liabilities	47,278	52,629

Commitments and contingencies	-	-

Stockholders’ Deficit
Common Stock, $0.001 par value, 75,000,000 shares authorized, and 7,825,000 shares issued and outstanding, respectively	7,825	7,825
Additional Paid-in Capital	25,425	25,425
Accumulated deficit	(69,940)	(65,879)
Total Stockholders’ Deficit	(36,690)	(32,629)
Total Liabilities and Stockholders’ Deficit	$10,588	$20,000

The accompanying notes are an integral part of these financial statements.

Statements of Operations

For the Three Months Ended December 31, 2025 and December 31, 2024

 (Unaudited)

	Three months ended December 31, 2025	Three months ended December 31, 2024
REVENUE	$-	$-

EXPENSES
General and Administrative	15	84
Professional Expenses	4,046	3,897
Total Expenses	4,061	3,981

Loss from Operations	(4,061)	(3,981)

Income Tax Expense	-	-

NET LOSS AFTER TAX	$(4,061)	$(3,981)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Weighted-Average Number of Common Shares Outstanding	7,825,000	7,825,000

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

For the Three Months Ended December 31, 2025 and December 31, 2024

(Unaudited)

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(4,061)	$(3,891)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	-	-
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(5,351)	(5,000)
Net cash used in operating activities	(9,412)	(8,981)

Net decrease in cash	(9,412)	(8,981)

Cash, beginning of period	20,000	9,611
Cash, end of period	$10,588	$630

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Tanico Inc. Statements of Shareholders’ Equity (Deficit) For the three months ended December 31, 2025 and 2024 (Unaudited)
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance October 1, 2025	7,825,000	$7,825	$24,425	(65,879)	(32,629)
Net Loss	-	-	-	(4,061)	(4,061)
Balance December 31, 2025	7,825,000	7,825	24,425	(69,940)	(36,690)

Balance October 1, 2024	7,825,000	7,825	25,425	(65,567)	(32,317)
Net Loss	-	-	-	(3,981)	(3,981)
Balance December 31, 2024	7,825,000	$7,825	$25,425	(69,548)	$(36,298)

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

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

The results for the three months ended December 31, 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report for the year ended September 30, 2025, filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2025 and for the related periods presented.

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

The Company did not have any commitments or contingencies as of December 31, 2025.

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

During the three months period ending the Company did not make any sales.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from September 30, 2025 through December 31, 2025

Net Income (Loss) per Common Share

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

There were no potentially dilutive common shares outstanding for the three months ended December 31, 2025 and 2024.

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

As reflected in the financial statements, the Company is in a startup mode; it had an accumulated deficit of $69,940 and a working capital deficit of $36,690 at December 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 -Property, Plant and Equipment

As of December 31, 2025 and September 30, 2025 property and equipment were comprised of the following:

	December 31, 2025	September 30, 2025
	(Unaudited)
Computer equipment	$961	$961
Less: accumulated depreciation	(961)	(961)
Total property and equipment, net	$-	$-

There were no equipment additions or disposals during the reporting period. Cost of computer equipment was fully depreciated as of December 31, 2025.

Note 5– Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

No new shares were issued for the three months ended December 31, 2025.

As of December 31, 2025 and September 30, 2024 there were 7,825,000 total shares issued and outstanding, respectively.

Note 6– Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anton Mikhalev	President
Nikita Fenev	Shareholder

Related party loan

As of December 31, 2025 and September 30, 2025, the outstanding balance payable to related party were $44,530 and $44,530 respectively. The advances are unsecured, non-interest bearing, and due on demand.

Related Parties	December 31, 2025 (Unaudited)	September 30, 2025
Anton Mikhalev	$26,739	$26,739
Nikita Fenev	17,791	17,791
Total	$44,530	$44,530

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

Note 8 – Income Tax Provision

	For the three Months Period Ended
	December 31, 2025	December 31, 2024
	(Unaudited)	(Unaudited)
Net profit (loss) before income tax	$(4,061)	$(3,981)
Tax Expense (benefit) at the statutory tax rate	(853)	(836)
Tax effect of
Valuation allowance	853	836
Net operating loss tax assets deduction		-
Income tax benefit	$-	$-

Deferred Tax Assets

At December 31, 2025, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $69,940 that may be offset against future taxable income through 2040. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $14,687 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.

Components of deferred tax assets are as follows:

	December 31, 2025	September 30, 2025
	(Unaudited)
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$69,940	65,879
Effective tax rate	21%	21.0%
Expected Income Tax Benefit from NOL Carry-Forward	14,687	13,835
Less: Valuation Allowance	(14,687)	(13,835)
Deferred Tax Asset, Net of Valuation Allowance	$-	-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the year ended
	December 31, 2025 (Unaudited)	September 30, 2025

Federal statutory income tax rate	21.0%	21.0%
Increase (reduction) in income tax provision resulting from:
Net Operating Loss (NOL) carry-forward	(21.0)%	(21.0)%
Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has filed its corporation income tax return for the reporting period ended September 30, 2025, which will remain subject to examination by the Internal Revenue Service under the statute of limitations for a period of three (3) years from the date it is filed.

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

Our cash balance is $10,588 as of December 31, 2025. We believe our cash balance is not sufficient to fund our limited levels of operations for a prolonged period of time. We have been utilizing funds loaned to the Company by our President. She has no commitment, arrangement or legal obligation to advance or loan additional funds to the company. In order to implement our plan of operations for the next twelve-month period, we require a minimum of $25,000 (approximately $15,500 of which are legal and registration fees for a public company) of funding from this offering. Being a new startup company, we have very limited operating history. After twelve months period we may need additional financing, for which we currently don’t have any arrangements.

As of December 31, 2025, the total number of issued and outstanding shares was 7,825,000 and the Corporation’s stockholders’ deficit was $(36,690).

Our independent registered public accountant has issued a going concern opinion for September 30, 2025 Financial Statements. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have generated no revenue since inception and no significant revenue is anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

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

Results of Operations for the Three Months ended December 31, 2025and 2024

In the three months ended December 31, 2025 our total operating expenses of $4,061 were comprised of professional fees of $4,046 and general and administrative expenses of $15. We did not generate any operational revenue during the three months ended December 31, 2025. This is as compared with total operating expenses of $3,981 during the quarter ended December 31, 2024; expenses consisted of $3,897 of professional fees and general and administrative expenses of $84.

We have prepared an internal business plan.

Activities to Date

The Company is an early-stage software development company focused on creating educational and gaming applications. The Company designs and develops gaming software for children, which is packaged and delivered as web-based applications. Since inception, we have developed and sold two games in packaged web-based format, generating total revenue of $24,985.

The company has developed and sold two educational games “Catch the Wind” and “The Adventure of Giggly Numbers”, they are gaming platforms designed to make learning mathematics more interactive and engaging for users.

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

Material Commitments

As of the date of this Report, we do not have any material commitments.

Liquidity and Capital Resources

As of December 31, 2025, the Company had $10,588 of current assets and $47,278 of total liabilities. The working capital deficit of ($36,690) is insufficient for the Company to remain operational long-term.

During three months ended December 31, 2025, the net decrease in cash was ($9,412). The Company used ($9,412) in operating cash resources (net operating loss $4,061and reduction in accrued liabilities $5,351).

During three months ended December 31, 2024, the net decrease in cash was ($8,981). The Company used ($8,981) in operating cash resources (reduction in accounts payable $5,000 and net operating loss $3,981).

Our negative cash flow per month is: $4,061/3=$1,354 (estimated based on the current period expenses). Based on this estimate and on current cash on hand we can sustain operations for ~0.7 years ($10,588/$1,354). This will change as we are moving to the more active phase of our development.

Since inception, we have issued 5,000,000 shares of common stocks to our President and Director, at a price of $0.001 per share, for aggregate value of $5,000. Additionally, we have issued 2,825,000 shares of common stock to other investors for an aggregated value of $28,250. Our director provided $44,530 in operating loan to the company.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Whitby Ontario Canada on February 10, 2026

TANICO INC.

By:	/s/ Anton Mikhalev
Name:	Anton Mikhalev
Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Anton Mikhalev
Anton Mikhalev	President, Secretary and Director (Principal Executive, Financial and Accounting Officer)	February 10, 2026

