Form 10-Q
period 2026-03-31
TANICO Inc.
filed 2026-05-08
CIK 1895939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 8, 2026
Common Stock: $0.001	7,825,000

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Tanico Inc.

Quarter Ended March 31, 2026

3

Tanico Inc.
Balance Sheets As of March 31, 2026 (unaudited) and September 30, 2025

	March 31, 2026	September 30, 2025
ASSETS

Current Assets
Cash	$7,108	$20,000
Total Current Assets	7,108	20,000
Non-Current Assets
Property, Plant & Equipment (net)	-	-
Total Non-Current Assets		-
Total Assets	$7,108	$20,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$2,698	$8,099
Due to Related Party	44,582	44,530
Total Current Liabilities	47,280	52,629
Total Liabilities	47,280	52,629

Commitments and contingencies	-	-

Stockholders’ Deficit
Common Stock, $0.001 par value, 75,000,000 shares authorized, and 7,825,000 shares issued and outstanding, respectively	7,825	7,825
Additional Paid-in Capital	25,425	25,425
Accumulated deficit	(73,422)	(65,879)
Total Stockholders’ Deficit	(40,172)	(32,629)
Total Liabilities and Stockholders’ Deficit	$7,108	$20,000

The accompanying notes are an integral part of these financial statements.

Statement of Operations

For the Three and Six Months Ended March 31, 2026 and March 31, 2025

 (Unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025	Six months ended March 31, 2026	Six months ended March 31, 2025
REVENUE	$-	$-	$-	$-

EXPENSES
Other General and Administrative	150	76	165	161
Professional Expenses	3,332	3,297	7,378	7,194
Total Expenses	3,482	3,373	7,543	7,355

Loss from Operations	(3,482)	(3,373)	(7,543)	(7,355)

Income Tax Expense	-	-	-	-

NET INCOME (LOSS) AFTER TAX	$(3,482)	$(3,373)	$(7,543)	$(7,355)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-Average Number of Common Shares Outstanding	7,825,000	7,825,000	7,825,000	7,825,000

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

For the Six Months Ended March 31, 2026 and March 31, 2025

(Unaudited)

	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(7,543)	$(7,355)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	-	-
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(5,401)	(5,401)
Net cash used in operating activities	(12,944)	(12,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from related party loan	52	7,000
Net cash provided by financing activities	52	7,000

Net decrease in cash	(12,892)	(5,756)
Cash, beginning of period	20,000	9,611
Cash, end of period	$7,108	$3,855

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Tanico Inc.

Statements of Shareholders’ Equity (Deficit)

For the Six Months ended March 31, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance September 30, 2025	7,825,000	$7,825	$25,425	$(65,879)	$(32,629)
Net Loss	-	-	-	(4,061)	(4,061)
Balance December 31, 2025	7,825,000	7,825	25,425	(69,940)	(36,690)
Net Loss				(3,482)	(3,482)
Balance March 31, 2026	7,825,000	$7,825	$25,425	$(73,422)	$(40,172)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance September 30, 2024	7,825,000	$7,825	$25,425	$(65,567)	$(32,317)
Net Loss	-	-	-	(3,982)	(3,982)
Balance December 31, 2024	7,825,000	7,825	25,425	$(69,549)	(36,299)
Net Loss				(3,373)	(3,373)
Balance March 31, 2025	7,825,000	$7,825	$25,425	$(72,922)	$(39,672)

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2026

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

The results for the six months ended March 31, 2026 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report for the year ended September 30, 2025, filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2026 and for the related periods presented.

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

The Company did not have any commitments or contingencies as of March 31, 2026.

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

License rights of use subscription

The majority of the Company’s revenue is expected to be generated from right of use access to gaming software for individual retail clients. The generic software product can be used by a wide range of retail customers.

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

During the six months period ending the Company did not make any sales.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from September 30, 2025 through March 31, 2026

Net Income (Loss) per Common Share

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

There were no potentially dilutive common shares outstanding for the six months ended March 31, 2026 and 2025.

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

As reflected in the financial statements, the Company is in a startup mode; it had an accumulated deficit of $73,422 and a working capital deficit of $40,172 at March 31, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Property, Plant and Equipment

As of March 31, 2026 and September 30, 2025 property and equipment were comprised of the following:

	March 31, 2026	September 30, 2025
	(Unaudited)
Computer equipment	$961	$961
Less: accumulated depreciation	(961)	(961)
Total property and equipment, net	$-	$-

There were no equipment additions or disposals during the reporting period. Cost of computer equipment was fully depreciated as of March 31, 2026.

Note 5 - Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

No new shares were issued for the six months ended March 31, 2026.

As of March 31, 2026 and September 30, 2025, there were 7,825,000 total shares issued and outstanding, respectively.

Note 6 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anton Mikhalev	President
Nikita Fenev	Shareholder

Related party loan

As of March 31, 2026 and September 30, 2025, the outstanding balance payable to related party were $44,582 and $44,530 respectively. The advances are unsecured, non-interest bearing, and due on demand.

Related Parties	March 31, 2026 (Unaudited)	September 30, 2025
Anton Mikhalev	$26,791	$26,739
Nikita Fenev	17,791	17,791
Total	$44,582	$44,530

Free Office Space

The Company has been provided office space by its President at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Note 7 - Concentrations, Risk and Uncertainties

Geography

The Company maintains its head office in Canada and operating in Canada, thus representing a foreign business operation.

Client Concentration

Our target market is mostly retail customers. Occasionally, the Company may provide consulting or project services to other companies and organizations.

The Company has completed one project for one customer for the year ended September 30, 2025. We do not have any other pending contracts with this particular customer or any other customers.

Note 8 - Income Tax Provision

	For the Six Months Ended
	March 31, 2026 (Unaudited)	Statutory Income Tax Rate	March 31, 2025 (Unaudited)	Statutory Income Tax Rate
Net Loss Before Income Tax	$(7,543)		$(7,355)
Tax Benefit at the Statutory Tax rate	(1,584)	21%	(1,545)	21%
Valuation allowance	1,584	(21)%	1,545	(21)%
Income Tax Benefit	$-	0%	$-	0%

Deferred Tax Assets

At March 31, 2026, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $73,422 that may be offset against future taxable income through 2040. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $15,419 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.

Components of deferred tax assets are as follows:

	March 31, 2026	September 30, 2025
	(Unaudited)
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$73,422	65,879
Effective tax rate	21%	21.0%
Expected Income Tax Benefit from NOL Carry-Forward	15,419	13,835
Less: Valuation Allowance	(15,419)	(13,835)
Deferred Tax Asset, Net of Valuation Allowance	$-	-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the six months ended
	March 31, 2026 (Unaudited)	March 31, 2025 (Unaudited)

Federal statutory income tax rate	21.0%	21.0%
Increase (reduction) in income tax provision resulting from:
Change in valuation allowance	(21.0)%	(21.0)%
Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has filed its corporation income tax return for the reporting period ended September 30, 2025, which will remain subject to examination by the Internal Revenue Service under the statute of limitations for a period of three (3) years from the date it is filed.

Note 9 - Segment Information

The Company operates as a single reportable segment, which designs and develops gaming software for children. The Company’s Chief Executive Officer acts as the Chief Operating Decision Maker (CODM). The CODM allocates resources and assesses performance on a company-wide basis using net income or loss. All significant segment revenues and expenses are presented on the face of the statement of operations. Therefore, discrete financial information beyond the basic financial statements is not presented

Note 10 - Subsequent Events

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

Our cash balance is $7,108 as of March 31, 2026. We believe our cash balance is not sufficient to fund our limited levels of operations for a prolonged period of time. We have been utilizing funds loaned to the Company by our President. She has no commitment, arrangement or legal obligation to advance or loan additional funds to the company. In order to implement our plan of operations for the next twelve-month period, we require a minimum of $25,000 (approximately $15,500 of which are legal and registration fees for a public company) of funding from this offering. Being a new startup company, we have very limited operating history. After twelve months period we may need additional financing, for which we currently don’t have any arrangements.

As of March 31, 2026, the total number of issued and outstanding shares was 7,825,000 and the Corporation’s stockholders’ deficit was $(40,172).

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

Results of Operations for the Three Months ended March 31, 2026 and 2025

In the three months ended March 31, 2026 our total operating expenses of $3,482 were comprised of professional fees of $3,332 and general and administrative expenses of $150. We did not generate any operational revenue during the three months ended March 31, 2026. This is as compared with total operating expenses of $3,374 during the quarter ended March 31, 2025; expenses consisted of $3,297 of professional fees and general and administrative expenses of $77.

Results of Operations for the Six Months ended March 31, 2026 and 2025

In the six months ended March 31, 2026 our total operating expenses of $7,543 were comprised of professional fees of $7,378 and general and administrative expenses of $165. We did not generate any operational revenue during the six months ended March 31, 2026. This is as compared with total operating expenses of $7,355 during the six months ended March 31, 2025; consisted of $7,194 of professional fees and general and administrative expenses of $161.

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

We are also creating a second title, “Invisible Crypto-Coin”, which remains under active development and started new project under tentative name “Math-Unlock”, which represents the screen saver that could be unlocked by giving the right answer to specific math question, the questions will be more difficult as the learning experience is progressed.

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

Liquidity and Capital Resources

As of March 31, 2026, the Company had $7,108 of current assets and $47,280 of total liabilities. The working capital deficit of ($40,172) is insufficient for the Company to remain operational long-term.

During six months ended March 31, 2026, the net decrease in cash was ($12,982). The Company used ($12,944) in operating cash resources (net operating loss $7,543 and reduction in accrued liabilities $5,401).

During six months ended March 31, 2025, the net decrease in cash was ($5,756). The Company used ($12,756) in operating cash resources (net operating loss of $7,355 and reduction in accounts payable $5,401).

Our negative cash flow per month is: $3,482/3=$327 (estimated based on the current period expenses). Based on this estimate and on current cash on hand we can sustain operations for ~0.6 years ($7,108/$1,161). This will change as we are moving to the more active phase of our development.

Since inception, we have issued 5,000,000 shares of common stocks to our President and Director, at a price of $0.001 per share, for aggregate value of $5,000. Additionally, we have issued 2,825,000 shares of common stock to other investors for an aggregated value of $28,250. Our director provided $44,582 in operating loan to the company.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Whitby Ontario Canada on May 8, 2026

TANICO INC.

By:	/s/ Anton Mikhalev
Name:	Anton Mikhalev
Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Anton Mikhalev
Anton Mikhalev	President, Secretary and Director (Principal Executive, Financial and Accounting Officer)	May 8, 2026

