Form 10-Q
period 2026-06-30
TANICO Inc.
filed 2026-08-13
CIK 1895939

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 13, 2026
Common Stock: $0.001	7,825,000

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Tanico Inc.

Quarter Ended June 30, 2026

3

Tanico Inc.

Balance Sheets

As of June 30, 2026 (unaudited) and September 30, 2025

	June 30, 2026	September 30, 2025
ASSETS

Current Assets
Cash	$1,051	$20,000
Prepaid Expenses	99	-
Total Assets	$1,150	$20,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$-	$8,099
Due to Related Party	45,248	44,530
Total Current Liabilities	45,248	52,629
Total Liabilities	45,248	52,629

Commitments and contingencies	-	-

Stockholders’ Deficit
Common Stock, $0.001 par value, 75,000,000 shares authorized, and 7,825,000 shares issued and outstanding, respectively	7,825	7,825
Additional Paid-in Capital	25,425	25,425
Accumulated deficit	(77,348)	(65,879)
Total Stockholders’ Deficit	(44,098)	(32,629)
Total Liabilities and Stockholders’ Deficit	$1,150	$20,000

The accompanying notes are an integral part of these financial statements.

Statement of Operations

For the Three and Nine Months Ended June 30, 2026 and June 30, 2025

 (Unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Nine months ended June 30, 2026	Nine months ended June 30, 2025
REVENUE	$-	$-	$-	$-

EXPENSES
Other General and Administrative	728	767	893	929
Professional Expenses	3,198	3,297	10,576	10,491
Total Expenses	3,926	4,064	11,469	11,420

Loss from Operations	(3,926)	(4,064)	(11,469)	(11,420)

Income Tax Expense	-	-	-	-

NET INCOME (LOSS) AFTER TAX	$(3,926)	$(4,064)	$(11,469)	$(11,420)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-Average Number of Common Shares Outstanding	7,825,000	7,825,000	7,825,000	7,825,000

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

For the Nine Months Ended June 30, 2026 and June 30, 2025

(Unaudited)

	Nine Months Ended June 30, 2026	Nine Months Ended June 30, 2025

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(11,469)	$(11,420)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	-	-
Change in operating assets and liabilities:
Accounts payable, accrued expenses, and prepaid expenses	(8,198)	(8,000)
Net cash used in operating activities	(19,667)	(19,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from related party loan	718	10,702
Net cash provided by financing activities	718	10,702

Net decrease in cash	(18,949)	(8,718)
Cash, beginning of period	20,000	9,611
Cash, end of period	$1,051	$893

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Tanico Inc.

Statements of Shareholders’ Equity (Deficit)

For the Nine Months ended June 30, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance September 30, 2025	7,825,000	$7,825	$25,425	$(65,879)	$(32,629)
Net Loss	-	-	-	(4,061)	(4,061)
Balance December 31, 2025	7,825,000	7,825	25,425	(69,940)	(36,690)
Net Loss	-	-	-	(3,482)	(3,482)
Balance March 31, 2026	7,825,000	$7,825	$25,425	$(73,422)	$(40,172)
Net Loss	-	-	-	(3,926)	(3,926)
Balance June 30, 2026	7,825,000	7,825	25,425	$(77,348)	$(44,098)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance September 30, 2024	7,825,000	$7,825	$25,425	$(65,567)	$(32,317)
Net Loss	-	-	-	(3,982)	(3,982)
Balance December 31, 2024	7,825,000	7,825	25,425	$(69,549)	(36,299)
Net Loss	-	-	-	(3,373)	(3,373)
Balance March 31, 2025	7,825,000	$7,825	$25,425	$(72,922)	$(39,672)
Net Loss	-	-	-	(4,064)	(4,064)
Balance June 30, 2025	7,825,000	7,825	25,425	(76,986)	(43,736)

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2026

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

The results for the nine months ended June 30, 2026 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report for the year ended September 30, 2025, filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2026 and for the related periods presented.

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

The Company did not have any commitments or contingencies as of June 30, 2026.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from September 30, 2025 through June 30, 2026.

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

There were no potentially dilutive common shares outstanding for the nine months ended June 30, 2026 and 2025.

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

As reflected in the financial statements, the Company is in a startup mode; it had an accumulated deficit of $77,348 and a working capital deficit of $44,098 at June 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Property, Plant and Equipment

As of June 30, 2026 and September 30, 2025 property and equipment were comprised of the following:

	June 30, 2026	September 30, 2025
	(Unaudited)
Computer equipment	$961	$961
Less: accumulated depreciation	(961)	(961)
Total property and equipment, net	$-	$-

There were no equipment additions or disposals during the reporting period. Cost of computer equipment was fully depreciated as of June 30, 2026.

Note 5 - Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

No new shares were issued for the nine months ended June 30, 2026.

As of June 30, 2026 and September 30, 2025, there were 7,825,000 total shares issued and outstanding, respectively.

Note 6 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anton Mikhalev	President
Nikita Fenev	Shareholder

Related party loan

As of June 30, 2026 and September 30, 2025, the outstanding balance payable to related party were $45,248 and $44,530 respectively. The advances are unsecured, non-interest bearing, and due on demand.

Related Parties	June 30, 2026 (Unaudited)	September 30, 2025
Anton Mikhalev	$27,457	$26,739
Nikita Fenev	17,791	17,791
Total	$45,248	$44,530

Free Office Space

The Company has been provided office space by Nikita Fenev at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

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

Note 8 - Income Tax Provision

	For the Nine Months Ended
	June 30, 2026 (Unaudited)	Statutory Income Tax Rate	June 30, 2025 (Unaudited)	Statutory Income Tax Rate
Net Loss Before Income Tax	$(11,469)		$(11,420)
Tax Benefit at the Statutory Tax rate	(2,408)	21%	(2,398)	21%
Valuation allowance	2,408	(21)%	2,398	(21)%
Income Tax Benefit	$-	0%	$-	0%

Deferred Tax Assets

At June 30, 2026, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $77,348 that may be offset against future taxable income through 2040. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $16,243 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.

Components of deferred tax assets are as follows:

	June 30, 2026	September 30, 2025
	(Unaudited)
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$77,348	65,879
Effective tax rate	21%	21.0%
Expected Income Tax Benefit from NOL Carry-Forward	16,243	13,835
Less: Valuation Allowance	(16,243)	(13,835)
Deferred Tax Asset, Net of Valuation Allowance	$-	-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the nine months ended
	June 30, 2026 (Unaudited)	June 30, 2025 (Unaudited)

Federal statutory income tax rate	21.0%	21.0%
Increase (reduction) in income tax provision resulting from:
Change in valuation allowance	(21.0)%	(21.0)%
Effective income tax rate	0.0%	0.0%

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

Our cash balance is $1,051 as of June 30, 2026. We believe our cash balance is not sufficient to fund our limited levels of operations for a prolonged period of time. We have been utilizing funds loaned to the Company by our President. He has no commitment, arrangement or legal obligation to advance or loan additional funds to the company. In order to implement our plan of operations for the next twelve-month period, we require a minimum of $25,000 (approximately $15,500 of which are legal and registration fees for a public company) of funding from this offering. Being a new startup company, we have very limited operating history. After twelve months period we may need additional financing, for which we currently don’t have any arrangements.

As of June 30, 2026, the total number of issued and outstanding shares was 7,825,000 and the Corporation’s stockholders’ deficit was $(77,348).

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

Results of Operations for the Three Months ended June 30, 2026 and 2025

In the three months ended June 30, 2026 our total operating expenses of $3,926 were comprised of professional fees of $3,198 and general and administrative expenses of $728. We did not generate any operational revenue during the three months ended June 30, 2026. This is as compared with total operating expenses of $4,064 during the quarter ended June 30, 2025; expenses consisted of $3,297 of professional fees and general and administrative expenses of $767.

Results of Operations for the Nine Months ended June 30, 2026 and 2025

In the nine months ended June 30, 2026 our total operating expenses of $11,469 were comprised of professional fees of $10,576 and general and administrative expenses of $893. We did not generate any operational revenue during the nine months ended June 30, 2026. This is as compared with total operating expenses of $11,420 during the nine months ended June 30, 2025; consisted of $10,491 of professional fees and general and administrative expenses of $929.

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

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Material Commitments

As of the date of this Report, we do not have any material commitments.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $1,150 of current assets and $45,248 of total liabilities. The working capital deficit of ($44,098) is insufficient for the Company to remain operational long-term.

During nine months ended June 30, 2026, the net decrease in cash was ($18,948). The Company used ($20,000) in operating cash resources (primarily net operating loss $11,489 and reduction in accrued liabilities $8,198).

During nine months ended June 30, 2025, the net decrease in cash was ($8,718). The Company used ($19,420) in operating cash resources (net operating loss and reduction in accrued liabilities), and generated $10,702 from financing activities (advances by director).

Our negative cash flow per month is: $3,926/3=$1,309 (estimated based on the current period expenses). Based on this estimate and on current cash on hand we can sustain operations for ~0.1 years ($1,051/$1,309). This will change as we are moving to the more active phase of our development.

Since inception, we have issued 5,000,000 shares of common stocks to our President and Director, at a price of $0.001 per share, for aggregate value of $5,000. Additionally, we have issued 2,825,000 shares of common stock to other investors for an aggregated value of $28,250. Our director provided $45,248 in operating loan to the company.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Whitby Ontario Canada on August 13, 2026

TANICO INC.

By:	/s/ Anton Mikhalev
Name:	Anton Mikhalev
Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Anton Mikhalev
Anton Mikhalev	President, Secretary and Director (Principal Executive, Financial and Accounting Officer)	August 13, 2026